Form 10-K
period 2001-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2002-04-15
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-62526

                      COMMONWEALTH INCOME & GROWTH FUND IV
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-3080409
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

     Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2001 are incorporated by reference as Exhibits in Part IV of this Report.

Commonwealth Income & Growth Fund IV Limited Partnership, or CIGF 4, is a Pennsylvania limited partnership. Our general partner is a Pennsylvania corporation that will manage the affairs of CIGF 4 pursuant to our partnership agreement. Our offering of limited partnership interests, registered pursuant to a registration statement on Form S-1 (File No. 333-62526), was declared effective by the Securities and Exchange Commission on October 19, 2001 (the "effective date"). The offering size is $15 million with a minimum requirement of $1,150,000. All proceeds are held in escrow pending the receipt of this minimum amount. As of the effective date, we had received an initial capital contribution of $1,000 from our general partner. CIGF4 was formed to acquire, lease and sell computer peripheral equipment, primarily through triple net leases with creditworthy corporations across the country.

As of December 31, 2001, our fiscal year-end, CIGF 4 had not yet received the minimum required proceeds through the offering described above, and therefore no such proceeds were released from escrow by our escrow agent, Chase Bank. Thus, we have not yet commenced business operations and no equipment had been acquired for CIGF 4, nor had CIGF 4 entered into any equipment leases as of December 31, 2001. When the minimum offering amount is received and released from escrow, we will file a post-effective amendment to our registration statement with the SEC, which will provide updated operational and financial information, and will detail any initial equipment acquisitions by CIGF 4 and any additional material changes as of the date of such amendment. We anticipate filing such post-effective amendment in May, 2002.

As of December 31, 2001, with the exception of approximately $66,000 in offering proceeds currently held in escrow, there have been no material changes to CIGF 4's business, the market for our securities, our financial data, our market risk exposure, our management, executive compensation, securities ownership by beneficial owners and management or the status of any related-party transactions, all as described in our current prospectus.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 29, 2002 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND IV
                                      By:  COMMONWEALTH INCOME &
                                           GROWTH FUND, INC., General Partner

                                    By: /s/ George S. Springsteen
                                        ----------------------------------------
                                        George S. Springsteen, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2002

SIGNATURE                                            CAPACITY
---------                                            ---------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

/s/ SALVATORE R. BARILA             Controller of Commonwealth
-----------------------             Income & Growth Fund, Inc.
Salvatore R. Barila