Form 10-Q
period 2002-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2002-05-15
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

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

As of March 31, 2002, CIGF 4 had not yet received the minimum required proceeds through the offering described above, and therefore no such proceeds were released from escrow by our escrow agent, Chase Bank. Thus, we have not yet commenced business operations and no equipment had been acquired for CIGF 4, nor had CIGF 4 entered into any equipment leases as of March 31, 2002. When the minimum offering amount is received and released from escrow, we will file a post-effective amendment to our registration statement with the SEC, which will provide updated operational and financial information, and will detail any initial equipment acquisitions by CIGF 4 and any additional material changes as of the date of such amendment. We anticipate filing such post-effective amendment in June 2002.

As of March 31, 2002, with the exception of approximately $217,000 in offering proceeds currently held in escrow, there have been no material changes to CIGF 4's business, the market for our securities, our financial data, our market risk exposure, our management, executive compensation, securities ownership by beneficial owners and management or the status of any related-party transactions, all as described in our current prospectus.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf May 14, 2002 by the undersigned thereunto duly authorized.

                                   COMMONWEALTH INCOME & GROWTH FUND IV
                                        By:   COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                   By:      /s/ George S. Springsteen
                                            --------------------------
                                            George S. Springsteen, President