Form 10-Q
period 2002-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2002-08-19
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                           YES  [X]          NO   [ ]

Commonwealth Income & Growth Fund IV Limited Partnership, or "CIGF 4", is a Pennsylvania limited partnership. Our general partner is a Pennsylvania corporation that will manage the affairs of CIGF 4 pursuant to our partnership agreement. Our offering of limited partnership interests, registered pursuant to a registration statement on Form S-1 (File No. 333-62526), was declared effective by the Securities and Exchange Commission on October 19, 2001 (the "effective date"). The offering size is $15 million with a minimum requirement of $1,150,000. All proceeds are held in escrow pending the receipt of this minimum amount. As of the effective date, we had received an initial capital contribution of $1,000 from our general partner. CIGF 4 was formed to acquire, lease and sell computer peripheral equipment, primarily through triple net leases with creditworthy corporations across the country.

As of June 30, 2002, CIGF 4 had not yet received the minimum required proceeds through the offering described above, and therefore no such proceeds were released from escrow by our escrow agent, JP Morgan-Chase Bank. Thus, we have not yet commenced business operations and no equipment had been acquired for CIGF 4, nor had CIGF 4 entered into any equipment leases as of June 30, 2002. When the minimum offering amount is received and released from escrow, we will file a post-effective amendment to our registration statement with the SEC, which will provide updated operational and financial information, and will detail any initial equipment acquisitions by CIGF 4 and any additional material changes as of the date of such amendment. We anticipate filing such post-effective amendment in September 2002.

As of June 30, 2002, with the exception of approximately $1,032,410 in offering proceeds currently held in escrow, there have been no material changes to CIGF 4's business, the market for our securities, our financial data, our market risk exposure, our management, executive compensation, securities ownership by beneficial owners and management or the status of any related-party transactions, all as described in our current prospectus.

Subsequent to June 30, 2002, the company has received the necessary funds to break escrow. As of August 19, 2002, no equipment has been purchased yet. The Partnership anticipates purchasing equipment in the third quarter of 2002.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf August 19, 2002 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND IV
                                    By: COMMONWEALTH INCOME & GROWTH FUND, INC.,
                                        General Partner

                                    By: /s/ George S. Springsteen
                                        -----------------------------------
                                        George S. Springsteen, President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
----------------------------

George S. Springsteen
Chief Executive Officer
August 19, 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvatore R. Barila, Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Salvatore R. Barila
----------------------------

Salvatore R. Barila
Controller
August 19, 2002