Form 10-Q
period 2002-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2002-11-27
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-62526


                      COMMONWEALTH INCOME & GROWTH FUND IV
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                          23-3080409
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                          470 John Young Way Suite 300
                                 Exton, PA 19341
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                                 (610) 594-9600
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:


                           YES  [X]           NO   [  ]

                      Commonwealth Income & Growth Fund IV
                                 Balance Sheets

                                                               September 30          December 31,
                                                                   2002                  2001
                                                              -----------------------------------
                                                                           (unaudited)
Assets

Cash and cash equivalents                                     $  1,021,281             $  1,000
Lease income receivable                                              1,200                    -
Other receivables - affiliated companies                             1,540                    -
                                                              ----------------------------------
                                                                 1,024,021                1,000
                                                              ----------------------------------

Computer equipment, at cost                                        805,266                    -
Accumulated depreciation                                           (11,707)                   -
                                                              ----------------------------------
                                                                   793,559                    -
                                                              ----------------------------------

Equipment acquisition costs and deferred expenses, net              31,587                    -
Prepaid acquisition fees                                            40,439                    -
                                                              ----------------------------------
                                                                    72,026                    -

Total assets                                                  $  1,889,606            $   1,000
                                                              ==================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                    38,353                    -
Accounts payable - General Partner                                 154,283                    -
Unearned lease income                                               12,473                    -
                                                              ----------------------------------
Total liabilities                                                  205,109                    -
                                                              ----------------------------------

Partners' Capital

General partner                                                      1,000                1,000
Limited partners                                                 1,683,497                    -
                                                              ----------------------------------
Total partners' capital                                          1,684,497                1,000
                                                              ----------------------------------

Total liabilities and partners' capital                       $  1,889,606            $   1,000
                                                              ==================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                             Statement of Operations


                                                                    For the Period of July 8, 2002
                                                                     (Commencement of Operations)
                                                                     through September 30, 2002 (1)
                                                                    -------------------------------
                                                                              (unaudited)

Income
Lease                                                                        $   17,647
Interest and other                                                                1,797
                                                                           -------------

Total income                                                                     19,444
                                                                           -------------

Expenses
Operating, excluding depreciation                                               191,540
Organizational costs                                                             22,492
Equipment management fee - General Partner                                          882
Depreciation                                                                     11,707
Amortization of equipment
  acquisition costs and deferred expenses                                           624
                                                                           -------------

Total expenses                                                                  227,245
                                                                           -------------

Net (loss)                                                                   $ (207,801)
                                                                           =============

Net (loss) per equivalent limited
  partnership unit                                                           $   (11.22)
                                                                           =============

Weighted average number of equivalent limited
  partnership units outstanding during the period                                18,528
                                                                           =============


(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.




                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                         Statements of Partners' Capital

                                                                         For the Period of July 8, 2002
                                                                          (Commencement of Operations)
                                                                          through September 30, 2002 (1)

                                                General          Limited
                                                Partner          Partner            General           Limited
                                                 Units            Units             Partner           Partner                Total
                                            ----------------------------------------------------------------------------------------
Partners' capital - December 31, 2001              50                 -            $ 1,000           $        -          $    1,000
  Contributions                                                 107,497                               2,145,177           2,145,177
  Offering Costs                                                                                       (230,683)           (230,683)
  Net income (loss)                                                                    232             (208,033)           (207,801)
  Distributions                                                                       (232)             (22,964)            (23,196)
                                            ----------------------------------------------------------------------------------------
Partners' capital - September 30, 2002             50           107,497            $ 1,000           $1,683,497          $1,684,497
                                            ========================================================================================


(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.




                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                             Statement of Cash Flow
                         For the Period of July 8, 2002
                          (Commencement of Operations)
                         through September 30, 2002 (1)

                                                                                  2002
                                                                             ----------------
Operating activities                                                           (unaudited)
Net (loss)                                                                    $    (207,801)
Adjustments to reconcile net (loss) to net cash
   used in operating activities
     Depreciation and amortization                                                    12,331
     Changes in assets and liabilities
         (Increase) in assets
              Lease income receivable                                                (1,200)
              Other receivable, affiliated companies                                 (1,540)
         Increase in liabilities
              Accounts payable                                                        38,353
              Accounts payable, General Partner                                      154,283
              Unearned lease income                                                   12,473
                                                                             ----------------

Net cash provided by operating activities                                              6,899
                                                                             ----------------

Investing activities:

Capital expenditures                                                                (805,266)
Prepaid acquisition fees                                                             (40,439)
Equipment acquisition fees paid to General Partner                                   (32,211)
                                                                             ----------------

Net cash (used in) investing activities                                             (877,916)
                                                                             ----------------

Financing activities:
Contributions                                                                      2,142,090
Offering costs                                                                      (227,596)
Distributions to partners                                                            (23,196)
                                                                             ----------------

Net cash provided by financing activities                                          1,891,298
                                                                             ----------------

Net increase in cash and equivalents                                               1,020,281
Cash and cash equivalents, beginning of period                                         1,000
                                                                             ----------------

Cash and cash equivalents, end of period                                           1,021,281
                                                                             ================


(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.


                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.  Business       Commonwealth Income & Growth Fund IV (the "Partnership") is a
                   limited partnership organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The
                   Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of September 30,
                   2002, the Partnership has received $2,145,177 in contributions from limited partners, amounting to 107,497 units. As of September 30, 2002, there was $361,000 in contributions from limited partners, amounting to 18,050 units, which remained in our escrow account. This amount was withdrawn from the escrow agent and admitted on October 4, 2002.

                   The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

                   The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Commonwealth Capital Corp. is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2012.

2.  Summary of     Basis of Presentation
    Significant
    Accounting     The financial information presented has been prepared from
    Policies       the books and records without audit and does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                   Revenue Recognition

                   Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                   Use of Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Long-Lived Assets

                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2002, there is no impairment.

                   Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                   Intangible Assets

                   Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

                   Cash and Cash Equivalents

                   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

                   Income Taxes

                   The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

                   Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

                   Offering Costs

                   Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 8% of the partners' contributed capital and dealer manager fees are 1% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                   Net Income (Loss) Per Equivalent Limited Partnership Unit

                   The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

                   Reimbursable Expenses

                   Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

3.  Computer       The Partnership is the lessor of equipment under operating
    Equipment      leases with periods ranging from 16 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                   As of September 30, 2002, the Partnership does not participate in any shared equipment, debt obligations, or lease agreements with other affiliated partnerships, but anticipates doing so in the future.

                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2002:

                                                                        Amount
                   -------------------------------------------------------------
                   Three Months ended December 31, 2002             $    83,000
                   Year Ended December 31, 2003                         333,000
                   Year Ended December 31, 2004                         316,000
                   Year Ended December 31, 2005                         190,000
                                                                    -----------
                                                                    $   922,000
                   =============================================================


4. Reimbursable    An understanding exists between CCC and the Partnership,
   Expenses        whereby CCC will not be reimbursed for the administration of the Partnership for as long as the Partnership has not broken escrow. If and when the Partnership reaches the minimum amount to break escrow, the Partnership will reimburse CCC for its share of the expenses to administer the Partnership retroactively from the effective date through the date of the first closing. The amount charged by CCC to the Partnership for the administration and operation of the Partnership was approximately $154,000 for the period of July 8, 2002
                   (Commencement of Operations) through September 30, 2002. This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002


      Item 2: Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.
The Partnership will acquire equipment with no associated debt obligations with the original contributions. The Partnership plans on acquiring equipment leases with associated debt obligations from the monthly rental payments associated with the equipment acquired with its original capital contributions.

REVENUE RECOGNITION

Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Liquidity and Capital Resources

The Partnership's primary source of capital for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002 was contributions of approximately $2,145,177. The primary uses of cash for the nine months ended September 30, 2002 were for capital expenditures of new equipment totaling $805,000, offering costs of approximately $228,000 and payments of preferred distributions to partners of approximately $23,000.

For the for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002, the Partnership generated cash flows from operating activities of $7,000, which includes a net loss of $208,000, depreciation and amortization expenses of $12,000, and a payable to the General Partner of approximately $154,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2002, the Partnership had approximately $998,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $83,000 for the balance of the year ending December 31, 2002 and $839,000 thereafter. At September 30, 2002, there was no outstanding debt. The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

Results of Operations

 Period of July 8, 2002 (Commencement of Operations) through September 30, 2002
 ------------------------------------------------------------------------------

For the period of July 8, 2002 (Commencement of Operations) through September 30, 2002, the Partnership recognized income of $19,000 and expenses of $227,000, resulting in a net loss of $208,000.

Lease income was approximately $18,000 for the quarter and nine months ended September 30, 2002. The Partnership entered into approximately 22 leases for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002

Operating expenses of $192,000, excluding depreciation, primarily consists of the amount charged by Commonwealth Capital Corp, a related party, to the Partnership for the administration and operation of approximately $154,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002. This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002.

Organizational costs were approximately $23,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred. Previously, these costs were amortized over five years.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $1,000 for the quarter and nine months ended September 30, 2002.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $12,000 for the quarter ended September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 146

On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred an a Restructuring)" and No. 88-10, Costs Associated with Lease Modification or Termination." Statement 146 fundamentally changed how a company should account for future "restructurings." The Partnership believes that the adoption of SFAS 146 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2002.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

Part II: OTHER INFORMATION

                      Commonwealth Income & Growth Fund IV


     Item 1. Legal Proceedings.

             Inapplicable

     Item 2. Changes in Securities.

             Inapplicable

     Item 3. Defaults Upon Senior Securities.

             Inapplicable

     Item 4. Submission of Matters to a Vote of Securities Holders.

             Inapplicable

     Item 5. Other Information.

             Inapplicable

     Item 6. Exhibits and Reports on Form 8-K.

             a) Exhibits:

             99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMONWEALTH INCOME & GROWTH
                               FUND IV

                               BY: COMMONWEALTH INCOME &
                               GROWTH FUND, INC. General Partner


November 27, 2002              By: /s/ George S. Springsteen
-----------------                  --------------------------
Date                               George S. Springsteen
                                   President


                                 Certifications

I, George Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund IV, (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date" ); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund IV, (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the " Evaluation Date" ); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002