Form 10-K
period 2002-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2003-03-31
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are incorporated by reference as Exhibits in Part IV of this Report.

PART I

ITEM 1:  BUSINESS

GENERAL

         Commonwealth Income and Growth Fund IV (the "Partnership") was formed on May 15, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on October 19, 2001 (the "Offerings"). The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002. The Partnership will terminate its offering of Units on October 1, 2003 or sooner. As of December 31, 2002, 181,566 Units ($3,626,554) have been admitted as Limited Partners of the Partnership.

         See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

         The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

         The Partnership's principal investment objectives are to;

         (a) acquire, lease and sell Equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

         (b)      preserve and protect Limited Partners' capital;

         (c) use a portion of Cash Flow and Net Disposition Proceeds derived from the sale, refinancing or other disposition of Equipment to purchase additional Equipment; and

         (d) refinance, sell or otherwise dispose of Equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

         Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

         Although the Partnership has acquired predominately new Equipment, the Partnership may purchase used Equipment. Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the Equipment and supplier involved. Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period. Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

         As of December 31, 2002, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2002, the Partnership has not entered into any such agreements.

         The General Partner has the discretion consistent with its fiduciary duty to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement. The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership's investment objectives.

TYPES OF EQUIPMENT

         Computer Peripheral Equipment. Computer peripheral equipment consists of devices used to convey information into and out of a central processing unit (or "mainframe") of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

         The Partnership acquires primarily IBM manufactured or IBM compatible equipment. The General Partner believes that dealing in IBM or IBM compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

         Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes, historically, that the values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

         Other Equipment-Restrictions. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non-IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2002, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 7 different companies located throughout the United States. The allocations are as follows:

                  Equipment Type                      Approximate %
            -------------------------                 -------------
                High-End Printers                             44%
                   Workstations                               25%
                     Routers                                  19%
            Communication Controllers                         11%
                 Escon Directors                               1%
            -------------------------                 -------------
                      Total                                  100%
            =========================                 =============

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2002, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

         In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

         An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2002, all leases that have been entered into are "triple net leases".

         The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2002, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred, with monies received that is not considered "original proceeds". The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2002, there is no aggregate nonrecourse debt outstanding.

         The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2002, the Partnership has not exercised this option.

         To date, the General Partner has not caused the Partnership to borrow funds at fixed interest rates and plans to continue borrowing additional funds, to the fullest extent practicable. The Partnership may borrow funds at rates, which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

         Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2002, no such agreements existed.

         The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner of Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate' from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2002, the Partnership has no such debt.

         Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

         The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2012. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2012, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

         Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment. Subject to the General Partner's discretion the Partnership may extend beyond December 31, 2012, if deemed beneficial to the Partnership.

MANAGEMENT OF EQUIPMENT

         Equipment management services for the Partnership's Equipment is provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services will consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

COMPETITION

         The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

         The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

         The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time. Significant action in any of these areas by IBM or IBM Credit Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers from IBM.

Investments

         As of March 26, 2003, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

            LESSEE                    MFG             EQUIPMENT           LIST PRICE     PURCHASE     MONTHLY    LEASE
                                                     DESCRIPTION                           PRICE      RENTAL      TERM
            Anteon                    ICL               Routers          $   16,210     $  7,047      $   444     16
            Anteon                    ICL               Routers              15,266        8,112          437     19
            Anteon                    IBM            Communications          13,575        9,410          397     25
            Anteon                     HP               Servers              15,192       10,779          492     23
            Anteon                   Dell               Terminal             13,229       11,165          442     27
            Anteon                   Nokia              Routers              19,811       15,532          658     25
            Anteon                   Nokia              Routers              13,135       10,253          420     26
            Anteon                Dell/Epson          Workstations           24,481       18,636          675     30
            Anteon                   Epson              Hardware             27,422       21,166          760     30
            Anteon                   Nokia                Tape                9,695        7,166          257     30
            Anteon                Dell/Cisco      Workstations/Servers       26,924       25,068          851     32
            Anteon                   Cisco               CON-OS              18,314       14,673          485     33
            Anteon                   Dell               Software             17,804       15,527          500     34
       Daimler Chrysler             Visara         NCT Base Ethernet      1,280,418      831,622       21,932     36
          GE Medical                 Cisco                VPN                65,215       43,277        1,141     36
          GE Medical                 Nokia             Telephone            125,200       81,388        2,194     36
      Jefferson Smurfit              Dell             Workstations          264,425      183,385        5,119     34
 Occupational Health & Rehab     Cisco/Compaq         Workstations          367,350      249,823        7,331     36
 Occupational Health & Rehab     Cisco/Compaq            Router             348,480      236,967        7,548     36
      Preferred Freezer              Dell               Servers              89,363       45,803        1,289     36
      Preferred Freezer              Dell               Servers             106,704       54,092        1,522     36
      Preferred Freezer              Dell               Servers              56,163       36,506        1,045     36
      Preferred Freezer              Dell               Scanners              7,700        5,100          150     34
      Preferred Freezer            Panasonic         Communications          35,845       23,591          663     36
Vatterott Educational Systems        Dell         Workstations/Server        84,855       56,089        1,581     36
Vatterott Educational Systems        Dell             Workstations           55,438       36,756        1,036     36
Vatterott Educational Systems        Dell             Workstations           37,780       25,054          705     36
Vatterott Educational Systems        Dell             Workstations           50,475       33,465          942     36
Vatterott Educational Systems        Dell             Workstations           23,650       14,520          409     36
Vatterott Educational Systems        Dell             Workstations           28,030       18,584          523     36
Vatterott Educational Systems        Dell             Workstations           19,730       13,080          369     36
Vatterott Educational Systems        Dell             Workstations           25,800       23,741          670     36
Vatterott Educational Systems        Dell             Workstations            8,707        5,773          163     36
  Christian Brothers College          IBM             Workstations           69,575       49,698        1,454     34
    Datapage Technologies            Dell             Workstation            26,000       17,706          544     32
          Paric Corp                  HP            Servers/Printers         68,900       44,035        1,648     26
          Paric Corp                  HP          Printers/Workstation       30,115       20,153          574     35
          Paric Corp                  HP          Printers/Workstation       19,626       11,197          447     24
          Paric Corp                  HP           Printers/Terminals        76,000       42,516        1,980     20
   Environmental Mgmt Corp        Cisco-Dell      Printers/Workstation       89,500       60,344        2,110     25
       Garlich Printing             Galaxy               Server              61,450       33,950        1,286     23
    C. Hagar & Sons Hinge           Toshiba        Workstation/Server        22,520       10,460          424     29
    C. Hagar & Sons Hinge            Dell        Workstation/Server          47,823       26,662          888     22
    C. Hagar & Sons Hinge             IBM        Workstation/Server           2,234        1,382           60     25
       Marketing Direct               IBM             Server/Tape           120,625       70,855        2,657     25
       Marketing Direct               IBM          Server/Workstation        28,000       17,744          580     30
       Marketing Direct               IBM          Server/Workstation        24,281       15,370          425     36
            MyCart                    IBM               Servers              19,200       12,386          393     31
          Paric Corp                 Sony                 Tape               17,300       11,379          324     35
          Paric Corp                Gxaryte        Telecommunications        18,200       12,016          342     35
          Paric Corp                Gxaryte        Telecommunications        30,115       20,183          574     35
    Physician First Health       Microsystems         Workstation            15,790       11,566          320     36
Vatterott Educational Systems        Dell             Workstation            22,125        8,547          426     18
Vatterott Educational Systems        Dell             Workstation            28,400       11,632          532     20
Vatterott Educational Systems        Dell             Workstation            14,460        6,152          269     21
Vatterott Educational Systems        Dell             Workstation            23,500       10,640          450     22
Vatterott Educational Systems        Dell             Workstation            20,792        9,885          387     24
Vatterott Educational Systems        Dell             Workstation            14,770        7,271          275     25
Vatterott Educational Systems        Dell             Workstation            13,938        7,311          260     27
         Westar Corp                 Cisco               Router              19,993       13,010          440     29
  Preferred Freezer Systems          Dell          Server/Workstation       136,020       88,451        2,489     36

Reserves

         Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs will be established from the Offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves. Since no reserve will be established if available Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

General Restrictions

         Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

         (a) invest in junior trust deeds unless received in connection with the sale of an item of Equipment in an aggregate amount that does not exceed 30% of the assets of the Partnership on the date of the investment;

         (b)      invest in or underwrite the securities of other issuers;

         (c)      acquire any Equipment for Units;

         (d) issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of Equipment or the Partnership's business shall not be deemed to be the issuance of senior securities);

         (e) make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

         (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its Affiliates; or

         (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

         The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is detained in the Investment Company Act of 1940.

         The General Partner and its Affiliates may engage in other activities, whether or not competitive with the Partnership. The Partnership Agreement provides, however, that neither the General Partner nor any of its Affiliates may receive any rebate or "give up" in connection with the Partnership's activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, CCC, which has 26 employees as of December 31, 2002.

ITEM 2:  PROPERTIES

                  NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                  NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND

         RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2002, there were 163 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

         Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

REDEMPTION PROVISION

         Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

         The Partnership will accept redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2002, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

EXEMPT TRANSFERS

         The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

         (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and nonliquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

         (2)      transfers at death;

         (3) transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

         (4) transfers resulting from the issuance of Units by the Partnership in exchange for cash, property, or services;

         (5)      transfers resulting from distributions from Qualified Plans;
and

         (6) any transfer by a Limited Partner in one or more transactions during any 30-day period of Units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

ADDITIONAL RESTRICTIONS ON TRANSFER

         Limited Partners who wish to transfer their Units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership's cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner. There is no charge for re-registration of a certificate in the event of a marriage, divorce, death, or trust so long as the transfer is not a result of a sale of the Units.

         In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding Units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other state securities agency or commission having jurisdiction over the transfer.

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

         Cash distributions, if any, are made quarterly on March 31, June 30, and September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

         The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Priority Return is calculated.

         If the proceeds resulting from the sale of any Equipment are reinvested in Equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 38.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

         Generally, the General Partner is allocated Net Profits equal to its cash distributions (but not less than one percent of Net Profits) and the balance is allocated to the Limited Partners. Net Profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his Capital Account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the Operating Distributions to the Partners over the aggregate Capital Accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining Net Profits, to the Partners in the same proportions as if the distributions were Operating Distributions. Net Losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

         Net Profits and Net Losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

         Quarterly distributions in the following amounts were paid to the Limited Partners during the period of July 8, 2002 (Commencement of Operations) through December 31, 2002.

                   Quarter Ended               2002
               ----------------------       ---------
                    September 30             $ 23,196
                    December 31                64,221
                                             --------
                                             $ 87,417
                                             ========

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

         Except during the Offering Period, Cash Available for Distribution that is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

         After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners is apportioned among them in accordance with the number of Units owned by each. A different convention was utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners were apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owns such Units during the period bears to the sum of such products for all Limited Partners.

         In addition, where a Limited Partner transfers Units during a taxable year, the Limited Partner may be allocated Net Profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:  SELECTED FINANCIAL DATA

         The following tables sets forth, in summary form, selected financial data for the Partnership as of and for each of the two periods ended December 31, 2002. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                            PERIOD ENDED DECEMBER 31,
                            -------------------------
                                                          2002         2001
                                                       -----------    -------
                   Lease Income                         $  142,205          -

                   Net (Loss)                             (453,921)         -

                   Cash Distributions                       87,417          -

                   Net (Loss) Per Limited                    (3.77)         -
                     Partner Unit

                   Cash Distribution Per                      4.67          -
                     Limited Partner Unit

                            AS OF ENDED DECEMBER 31,
                            ------------------------
                                                           2002         2001
                                                       -----------    -------
                   Total Assets                        $ 2,782,599    $ 1,000
                   Partners' Capital                     2,692,986      1,000

         Net income (loss) per unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

         ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

         CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

         Through December 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

         The Partnership reviews a customer's credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

         The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

         Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

LIQUIDITY AND CAPITAL RESOURCES

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership used cash flow from operating activities of $389,000, which includes net loss of $454,000 and a receivable from the sales of equipment of $103,000, reduced by the loss from the sale of computer equipment of $6,000 and by depreciation and amortization expenses of $110,000.

         The Partnership's primary sources of capital for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002 was contributions of limited partners of approximately $3,628,000 and proceeds from the sale of computer equipment of $101,000. The primary uses of cash were for capital expenditures for new equipment totaling $2,225,000 for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002 and for the payment of distributions to partners totaling $87,000 in 2002.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2002, the Partnership had approximately $338,000, respectively, invested in these money market accounts.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable operating leases of $758,000 for the year ended 2003 and $1,304,000 thereafter. No debt was incurred in 2002. The Partnership may incur debt in purchasing computer equipment in the future.

         CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

         The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULT OF OPERATIONS

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership recognized income of $150,000 and expenses of $604,000 resulting in net loss of $454,000 in 2002.

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, lease income was approximately $142,000. The Partnership entered into approximately 33 leases during that period.

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership sold equipment with a net book value of $106,000 for a net loss of approximately $6,000.

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, operating expenses were approximately $443,000. Operating expenses, excluding depreciation, consist of outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The amount charged by CCC, a related party, was approximately $205,000, which includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002. The Partnership also incurred costs of approximately $51,000 for due diligence.

         For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, organizational costs were approximately $38,000.

         The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the equipment management fee was approximately $7,000.

         Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, these expenses totaled approximately $110,000.

NET LOSS

         Net loss was $399,000 for the period ended December 31, 2002.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                     FIN 45

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                                    SFAS 144

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

         This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings

                                    SFAS 146

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


ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8:  FINANCIAL STATEMENTS

         See financial statements commencing in part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I, Commonwealth Income and Growth Fund II, and Commonwealth Income & Growth Fund III. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President and Portfolio Manager of CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Lynn Franceschina          Vice President and Accounting Manager of the General
                           Partner and CCC

Dorothy A. Ferguson        Assistant Vice President of CCC

         George S. Springsteen, age 68, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 43, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 52, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 32, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 31, is Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 60, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

         The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                         AMOUNT
      ENTITY RECEIVING                                                                  INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                      DURING 2002

                                        OFFERING AND ORGANIZATION STAGE
The General Partner           Organizational Fee.  An Organization Fee equal to         $ 109,000
                              three percent of the first $10,000,000 of Limited
                              Partners' Capital Contributions and two percent of
                              the Limited Partners' Capital Contribution in
                              excess of  $10,000,000, as compensation for the
                              organization of the Partnership. It is anticipated
                              that all Organizational and Offering Expenses
                              which include legal, accounting and printing
                              expenses; various registration and filing fees;
                              miscellaneous expenses related to the organization
                              and formation of the Partnership; other costs of
                              registration; and costs incurred in connection
                              with the preparation, printing and distribution of
                              this Report and other sales literature. The
                              General Partner pays all Organizational and
                              Offering Expenses, other than Underwriter's
                              Commissions and a non-accountable expense
                              allowance payable to the Dealer Manager that is
                              equal to the lesser of (i) one percent of the
                              Offering proceeds or (ii) $50,000.

The General Partner's         Selling Commissions and Dealer/Manager Fees.              $ 323,000
Affiliates                    The amounts of Underwriting Commissions (which
                              include selling commissions and Dealer Manager
                              fees) will range between four and nine percent of
                              capital contributions based upon the quantity of
                              units sold to a single investor. The units are
                              being offered to the public through COMMONWEALTH
                              CAPITAL SECURITIES CORP., which will receive
                              selling commissions of up to eight percent on all
                              sales of units and will act as the Dealer Manager
                              for which it will receive a Dealer Manager fee of
                              one percent on all sales of units.

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES

The General Partner           Equipment Acquisition Fee. An Equipment                   $ 123,000
                              Acquisition Fee of four percent of the Purchase
                              Price of each item of Equipment purchased as
                              compensation for the negotiation of the
                              acquisition of the Equipment and the lease thereof
                              or sale under a Conditional Sales Contract. The
                              fee was paid upon each closing of the Offering
                              with respect to the Equipment purchased by the
                              Partnership with the net proceeds of the Offering
                              available for investment in Equipment. If the
                              Partnership acquires Equipment in an amount
                              exceeding the net proceeds of the Offering
                              available for investment in Equipment, the fee
                              will be paid when such Equipment is acquired.  Of
                              this amount, approximately $89,000 has been earned
                              by the General Partner relating to equipment
                              acquired in 2002.  The remaining balance of
                              approximately $34,000 will be earned with
                              acquisitions in future periods.

The General Partner and its   Reimbursement of Expenses. The General and its            $ 205,000
Affiliates                    Affiliates Partner are entitled to reimbursement
                              by the Partnership for the cost of goods, supplies
                              or services obtained and used by the General
                              Partner in connection with the administration and
                              operation of the Partnership from third parties
                              unaffiliated with the General Partner. In
                              addition, the General Partner and its affiliates
                              are entitled to reimbursement of certain expenses
                              incurred by the General Partner and its affiliates
                              in connection with the administration and
                              operation of the Partnership. The amounts set
                              forth on this table do not include expenses
                              incurred in the offering of Units.

The General Partner           Debt Placement Fee. As compensation for arranging         $       0
                              Term Debt to finance the acquisition of Equipment
                              to the Partnership, a fee equal to one percent of
                              such indebtedness; provided, however, that such
                              fee is reduced to the extent the Partnership
                              incurs such fees to third Parties, un affiliated
                              with the General Partner or the lender, with
                              respect to such indebtedness and no such fee is
                              paid with respect to borrowings from the General
                              Partner or its Affiliates.

The General Partner           Equipment Management Fee. A monthly fee equal to          $   7,000
                              the lesser of (I) the fees which would be charged
                              by an independent third party for similar services
                              for similar equipment or (ii) the sum of (a) two
                              percent of (1) the Gross Lease Revenues
                              attributable to Equipment which is subject to Full
                              Payout Net Leases which contain net lease
                              provisions plus (2) the purchase price paid on
                              Conditional Sales Contracts as received by the
                              Partnership and (b) five percent of the Gross
                              Lease Revenues attributable to Equipment which is
                              subject to Operating Leases.

The General Partner           Re-Lease Fee. As Compensation for providing               $       0
                              re-leasing services for any Equipment for which
                              the General Partner has, following the expiration
                              of, or default under, the most recent lease of
                              Conditional Sales Contract, arranged a subsequent
                              lease of Conditional Sales Contract for the use of
                              such Equipment to a lessee or other party, other
                              than the current or most recent lessee of other
                              operator of such equipment or its Affiliates
                              ("Re-lease"), the General Partner will receive, on
                              a monthly basis, a Re3-lease Fee equal to the
                              lesser of (a) the  fees which would be charged by
                              an independent third party of comparable services
                              for comparable equipment or (b) two percent of
                              Gross Lease Revenues  derived from such Re-lease.

The General Partner           Partnership Interest. The General Partner has a           $     874
                              present and continuing one percent interest of
                              $1,000 in the Partnership's item of income, gain,
                              loss, deduction, credit, and tax preference. In
                              addition, the General Partner receives one percent
                              of Cash Available for Distribution until the
                              Limited Partners have received distributions of
                              Cash Available for Distribution equal to their
                              Capital Contributions plus the 10% Priority Return
                              and thereafter, the General Partner will receive
                              10% of Cash Available for Distribution.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S
TIME

         The General Partner and its Affiliate sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs, which may be competitive with the Partnership.

         If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

         Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

ACQUISITIONS

         CCC and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other Affiliate as disclosed in this Report. CCC, the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of CCC.

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

         If the General Partner or any of its Affiliates purchases Equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership. Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the "prime rate" from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership/ownership transfer.

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

GLOSSARY

The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

"Acquisition Expenses" means expenses relating to the prospective selection and acquisition of or investment in Equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

"Acquisition Fees" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

"Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to the Partnership Agreement, to the extent such distributions exceed any unpaid Priority Return as of the date such distributions were made.

"Affiliate" means, when used with reference to a specified Person, (i) any person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person of which the specified Person is an executive officer or partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

"Capital Account" means the bookkeeping account maintained by the Partnership for each Partner.

"Capital Contributions" means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each Unit, or where the context requires, the total Capital Contributions of all the Partners.

"Cash Available for Distribution" means Cash Flow plus Net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

"Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus
(ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

"Closing Date" means October 23, 2003.

"Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

"Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

"Conditional Sales Contract" means an agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

"Effective Date" means October 19, 2001, the date on which the Partnership's Registration Statement on Form S-1 was declared effective by the United States Securities and Exchange Commission.

"Equipment" means each item of and all of the computer peripheral and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

"Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

"General Partner" means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

"Gross Lease Revenues" means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

"Initial Closing" means July 8, 2002, the date after the Minimum Subscription Amount was received on which funds to acquire Units were released from the Escrow Account and distributed to the Partnership for the acquisition of Units by Limited Partners.

"IRS" means the Internal Revenue Service.

"Limited Partner" means a person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

"Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 50% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

"Minimum Subscription Amount" means an aggregate of $1,150,000 in Subscriptions.

"Net Dispositions Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

"Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

"Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1(b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

"Offering" means the initial public offering of Units in the Partnership.

"Offering Period" means the period commencing the Effective Date and ending the last day of the calendar month in which the Closing Date occurs.

"Operating Distributions" means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

"Operating Lease" means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

"Organizational and Offering Expenses" means the expenses incurred in connection with the organization of the Partnership and in preparation of the Offering, including Underwriting Commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the Units.

"Partner(s)" means any one or more of the General Partner and the Limited Partners.

"Partnership" means Commonwealth Income & Growth Fund IV, a Pennsylvania limited partnership.

"Partnership Agreement" means that Limited Partnership Agreement of Commonwealth Income & Growth Fund IV by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

"Person" means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

"Priority Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

"Proceeds" means proceeds from the sale of the Units.

"Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

"Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

"Retained Proceeds" means Cash Available for Distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in Equipment.

"Term Debt" means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

Unit" means a Limited Partnership interest in the Partnership.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund IV

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2002 and 2001

         Statement of Operations for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002

         Statement of Partners' Capital for the year ended December 31, 2002

         Statement of Cash Flows for period of July 8, 2002 (Commencement of
          Operations) through December 31, 2002

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditor

         Balance sheet as of February 28, 2002

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditor

         Consolidated Balance Sheet as of February 28, 2002

         Notes to Consolidated Balance Sheet

(a) (2)  Schedules.

         Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)  Exhibits.

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-62526)

(b)      Reports on Form 8-K

(c)      Exhibits.

               99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
------------------------------

George S. Springsteen
Chief Executive Officer
March 31, 2003

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kimberly A. Springsteen
------------------------------

Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2003 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND IV
                                        By:   COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                    By:  /s/ George S. Springsteen
                                         -------------------------
                                         George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003

SIGNATURE                                            CAPACITY

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund IV (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date" ); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George S. Springsteen
------------------------------

George S. Springsteen
Chief Executive Officer
March 31, 2003

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund IV (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kimberly A. Springsteen
------------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

                      Commonwealth Income & Growth Fund IV

                For the Period of July 8, 2002 (Commencement of
                 Operations) through December 31, 2002 and 2001

                      Commonwealth Income & Growth Fund IV

                              Financial Statements
                For the Period of July 8, 2002 (Commencement of
                 Operations) through December 31, 2002 and 2001

                      Commonwealth Income & Growth Fund IV

                                     Contents

         Report of Independent Certified Public Accountants              3

         Financial statements
                  Balance sheets                                       4-5
                  Statement of operations                                6
                  Statement of partners' capital                         7
                  Statement of cash flows                              8-9

         Notes to financial statements                               10-19

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV as of December 31, 2002 and 2001, the related statements of operations and cash flows for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002 and the related statement of partner's capital for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2002 and 2001, and the results of its operations and its cash flows for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, in conformity with generally accepted accounting principles in the United States.

                                                      /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 7, 2003

December 31,                                                2002         2001
-------------------------------------------------------  -----------   ---------
Assets
Cash and cash equivalents                                $   510,780   $   1,000
Lease income receivable                                       30,957           -
Accounts receivable, affiliated limited partnerships           6,000           -
Receivables from sales of equipment                          103,610           -
                                                         -----------   ---------
                                                             651,347       1,000
                                                         -----------   ---------
Computer equipment, at cost                                2,110,606           -
Accumulated depreciation                                     (92,931)          -
                                                         -----------   ---------
                                                           2,017,675           -
                                                         -----------   ---------
Equipment acquisition costs and deferred expenses, net
 of accumulated amortization of $4,753                        79,672           -
Prepaid acquisition fees                                      33,905           -
                                                         -----------   ---------
                                                             113,577           -
                                                         -----------   ---------
Total assets                                             $ 2,782,599   $   1,000
                                                         ===========   =========

                      Commonwealth Income & Growth Fund IV

                                 Balance Sheets

December 31,                                                2002         2001
-------------------------------------------------------  -----------   ---------
Liabilities and Partners' Capital
Liabilities
     Accounts payable                                    $    20,486   $       -
     Accounts payable, General Partner                           806           -
     Accounts payable, Commonwealth Capital Corp.             61,807           -
     Unearned lease income                                     6,514           -
                                                         -----------   ---------
Total liabilities                                             89,613           -
                                                         -----------   ---------
Partners' capital
     General Partner                                           1,000       1,000
     Limited Partners                                      2,691,986           -
                                                         -----------   ---------
Total partners' capital                                    2,692,986       1,000
                                                         -----------   ---------
Total liabilities and partners' capital                  $ 2,782,599   $   1,000
                                                         ===========   =========

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund IV

                             Statement of Operations

For the Period of July 8, 2002 (commencement of operations) through December 31,      2002
--------------------------------------------------------------------------------   ----------
Income
     Lease                                                                         $  142,205
     Interest and other                                                                 8,329
                                                                                   ----------
Total income                                                                          150,534
                                                                                   ----------
Expenses
     Operating, excluding depreciation                                                443,358
     Organizational fees                                                               38,079
     Equipment management fee, General Partner                                          7,111
     Depreciation                                                                     100,702
     Amortization of equipment acquisition costs and deferred expenses                  9,319
     Loss on sale of computer equipment                                                 5,886
                                                                                   ----------
Total expenses                                                                        604,455
                                                                                   ----------
Net (loss)                                                                         $ (453,921)
                                                                                   ==========
Net (loss) per equivalent limited partnership unit                                 $    (3.77)

Weighted average number of equivalent limited partnership units outstanding
 during the period                                                                    120,510
                                                                                   ==========

                                  See accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV

                         Statement of Partners' Capital

                                   General    Limited
                                   Partner    Partner     General     Limited
                                    Units      Units      Partner     Partners       Total
                                  ---------   --------    -------    ----------    -----------
Balance, December 31, 2001 (1)           50          -    $ 1,000    $         -   $     1,000
Contributions                             -    181,566          -      3,626,554     3,626,554
Offering costs                            -          -          -       (393,230)     (393,230)
Net income (loss)                         -          -        874       (454,795)     (453,921)
Distributions                             -          -       (874)       (86,543)      (87,417)
                                  ---------   --------    -------    -----------   -----------
Balance, December 31, 2002               50    181,566    $ 1,000    $ 2,691,986   $ 2,692,986
                                  =========   ========    =======    ===========   ===========

                                 See accompanying notes to financial statements.

         (1)The General Partner contributed $1,000 in exchange for 50 units of the Partnership when the Partnership was organized in May 2001.

                      Commonwealth Income & Growth Fund IV

                             Statement of Cash Flows

For the Period of July 8, 2002 (commencement of operations) through December 31,          2002
------------------------------------------------------------------------------------   ----------
Cash flows from operating activities
     Net (loss)                                                                        $  (453,921)
     Adjustments to reconcile net (loss) to net cash (used in) operating activities
          Depreciation and amortization                                                    110,021
          Loss on sale of computer equipment                                                 5,886
          Changes in assets and liabilities
               (Increase) in assets
                    Lease income receivable                                                (30,957)
                    Accounts receivable - affiliated limited partnerships                   (6,000)
                    Receivables from sales of equipment                                   (103,610)
               Increase in liabilities
                    Accounts payable                                                        20,486
                    Accounts payable, Commonwealth Capital Corp.                            61,807
                    Accounts payable, General Partner                                          806
                    Unearned lease income                                                    6,514
                                                                                       -----------
Net cash (used in) operating activities                                                   (388,968)
                                                                                       ===========

                      Commonwealth Income & Growth Fund IV

                             Statement of Cash Flows

For the Period of July 8, 2002 (commencement of operations) through December 31,          2002
--------------------------------------------------------------------------------       -----------
Cash flows from investing activities
     Capital expenditures                                                               (2,224,765)
     Net proceeds from sale of computer equipment                                          100,502
     Prepaid acquisition fees                                                              (33,905)
     Equipment acquisition fees paid to the General Partner                                (88,991)
                                                                                       -----------
Net cash (used in) investing activities                                                 (2,247,159)
                                                                                       -----------
Cash flows from financing activities
     Contribuitions                                                                      3,626,554
     Offering costs                                                                       (393,230)
     Distributions to partners                                                             (87,417)
                                                                                       -----------
Net cash provided by financing activities                                                3,145,907
                                                                                       -----------
Net increase in cash and cash equivalents                                              $   509,780

Cash and cash equivalents at beginning of year                                               1,000
                                                                                       -----------
Cash and cash equivalents at end of year                                               $   510,780
                                                                                       ===========

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

1.       Business

Commonwealth Income & Growth Fund IV (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of December 31, 2002, the Partnership has received $3,626,554 in contributions from limited partners, amounting to 181,566 units. As of December 31, 2002, there was $100,900 in contributions from limited partners, amounting to 5,045 units, which remained in our escrow account. This amount was withdrawn from the escrow agent and admitted on January 15, 2003.

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association
(IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2012.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2002, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2002 reflect an annual return of capital in the amount of approximately $4.67 per weighted average number of limited partnership units outstanding during the year.

2.       Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.

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

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

3.       Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 16 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2002:

         Year ending December 31,                             Amount
                                                           -------------
              2003                                         $     758,000
              2004                                               741,000
              2005                                               563,000
                                                           -------------
                                                           $   2,062,000
                                                           =============

Lease income from two lessees, each exceeding 10% of lease revenue, represented approximately 31% of lease income for the period ended December 31, 2002.

As of December 31, 2002, two lessees comprised approximately 96% of the Partnership's accounts receivable.

4.       Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2002, the Partnership has paid approximately $109,000 in organizational fees.

Selling Commission and Dealer Manager Fees

The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,150,000 minimum subscription amount has been sold. During 2002, selling commissions and dealer manager fees of approximately $323,000 were paid to CCSC.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Reimbursement of Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. An understanding exists between CCC and the Partnership, whereby CCC will not be reimbursed for the administration of the Partnership for as long as the Partnership has not broken escrow. If and when the Partnership reaches the minimum amount to break escrow, the Partnership will reimburse CCC for its share of the expenses to administer the Partnership retroactivity from the effective date through the date of the first closing. During 2002, the Partnership recorded $205,000 for reimbursement of expenses to the General Partner. This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2002, equipment acquisition fees of approximately $123,000 were paid to the General Partner. Of this amount, approximately $89,000 has been earned by the General Partner relating to equipment acquired in 2002. The remaining balance of approximately $34,000 will be earned with acquisitions in future periods.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. There were no debt placement fees paid to the General Partner during 2002.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2002, equipment management fees of approximately $7,000 were paid to the General Partner as determined pursuant to section (ii) above.

Release Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2002.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2002.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

5. Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

For the Period of July 8, 2002 (commencement of operations) through December 31,               2002
--------------------------------------------------------------------------------          --------------
Net (loss) for financial reporting purposes                                               $     (453,921)
     Adjustments
         Depreciation                                                                           (611,138)
         Amortization                                                                              7,002
         Unearned lease income                                                                     3,506
         Organizational costs                                                                     38,079
         Loss on sale of computer equipment                                                      (12,336)
         Other                                                                                    50,883
                                                                                          --------------
Taxable (loss) on the Federal Partnership Return                                          $     (977,925)
                                                                                          ==============

Adjustment for (loss) on sale of equipment is due to longer depreciation lives for tax reporting purposes.

                      Commonwealth Income & Growth Fund IV

                          Notes to Financial Statements

9.       Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2002 is as follows:

                                                                        Quarter ended
                                           -------------------------------------------------------------------
                                              March 31         June 30        September 30       December 31
                                           --------------   -------------   ----------------   ---------------
2002
Total Revenues                             $            -   $           -   $         19,444   $       131,090
                                           --------------   -------------   ----------------   ---------------
Costs and expenses
         Costs and expenses                             -               -            227,245           371,324
         Loss on sale of computer
                  equipment                             -               -                  -             5,886
                                           --------------   -------------   ----------------   ---------------
Total costs and expenses                                -               -            227,245           377,210
                                           --------------   -------------   ----------------   ---------------
Net (loss)                                 $            -   $           -   $       (207,801)  $      (246,120)
                                           ==============   =============   ================   ===============
(Loss) per limited partner unit            $            -   $           -   $          (2.56)  $         (1.57)
                                           ==============   =============   ================   ===============