Form 10-Q
period 2003-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2003-05-15
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (610) 594-9600
                         ------------------------------
                         (Registrant's telephone number
                              including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:

                              YES [X]    NO [ ]

                      Commonwealth Income & Growth Fund IV
                                 Balance Sheets

                                                                 March 31,             December 31,
                                                                   2003                   2002
                                                       -----------------------------------------------
                                                                (unaudited)

Assets

Cash and cash equivalents                                      $   1,846,671            $     510,780
Lease income receivable                                                2,438                   30,957
Accounts receivables - Commonwealth Capital Corp                     123,923                        -
Accounts receivables - affiliated partnerships                        24,141                    6,000
Receivables from sales of equipment                                  103,610                  103,610
Deposits                                                               1,130                        -
                                                       -----------------------------------------------
                                                                   2,101,913                  651,347
                                                       -----------------------------------------------


Computer equipment, at cost                                        3,096,672                2,110,606
Accumulated depreciation                                            (279,479)                 (92,931)
                                                       -----------------------------------------------
                                                                   2,817,193                2,017,675
                                                       -----------------------------------------------


Equipment acquisition costs and deferred expenses, net               116,891                   79,672
Prepaid acquisition fees                                             101,500                   33,905
                                                       -----------------------------------------------
                                                                     218,391                  113,577
                                                       -----------------------------------------------


Total assets                                                   $   5,137,497            $   2,782,599
                                                       ===============================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                               $      77,321           $       20,486
Accounts payable - General Partner                                    18,588                      806
Accounts payable - Commonwealth Capital Corp.                              -                   61,807
Unearned lease income                                                 50,263                    6,514
Notes payable                                                        742,584                        -
                                                       -----------------------------------------------
Total liabilities                                                    888,756                   89,613
                                                       -----------------------------------------------
Partners' Capital

General partner                                                        1,000                    1,000
Limited partners                                                   4,247,741                2,691,986

                                                       -----------------------------------------------
Total partners' capital                                            4,248,741                2,692,986
                                                       -----------------------------------------------

Total liabilities and partners' capital                     $      5,137,497          $     2,782,599
                                                       ===============================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                             Statement of Operations

                                                                   Three months ended
                                                                      March 31, 2003
                                                                        (unaudited)
                                                                 ----------------------

Income
Lease                                                                     $   270,255
Interest and other                                                              1,587
                                                                 ---------------------

Total income                                                                  271,842
                                                                 ---------------------

Expenses
Operating, excluding depreciation                                             238,056
Organizational costs                                                           22,067
Equipment management fee - General Partner                                     13,513
Interest                                                                       10,442
Depreciation                                                                  186,548
Amortization of equipment
  acquisition costs and deferred expenses                                      10,747
                                                                 ---------------------

Total expenses                                                                481,373
                                                                 ---------------------

Net (loss)                                                                $  (209,531)
                                                                 =====================

Net (loss) per equivalent limited
  partnership unit                                                        $     (0.94)
                                                                 =====================

Weighted average number of equivalent limited
  partnership units outstanding during the period                             222,915
                                                                 =====================




(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                         Statements of Partners' Capital

                                                                  For the Three Months ended March 31, 2003
                                                                                 (unaudited)

                                                 General          Limited
                                                 Partner          Partner           General           Limited
                                                  Units            Units            Partner           Partner            Total
                                         ------------------------------------------------------------------------------------------
Partners' capital - December 31, 2002                50          181,566           $ 1,000        $  2,691,986       $ 2,692,986
  Contributions                                                  105,082                             2,101,649         2,101,649
  Offering costs                                                                                      (231,843)         (231,843)
  Net income (loss)                                                                  1,045            (210,576)         (209,531)
  Distributions                                                                     (1,045)           (103,475)         (104,520)
                                         ------------------------------------------------------------------------------------------
Partners' capital - March 31, 2003                   50          286,648           $ 1,000        $  4,247,741       $ 4,248,741
                                         ==========================================================================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                             Statement of Cash Flow
                    For the Three Months Ended March 31, 2003

                                                                                     2003
                                                                           ------------------------
                                                                                  (unaudited)
Operating activities
Net (loss)                                                                       $      (209,531)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities
     Depreciation and amortization                                                       197,295
      Other noncash activities included in
          determination of net (loss)                                                    (73,420)
       Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                                     28,519
              Accounts receivable - affiliated partnerships                              (18,141)
              Deposits                                                                    (1,130)
         (Decrease) increase in liabilities
              Accounts payable                                                            56,835
              Accounts payable, Commonwealth Capital Corp                                (61,807)
              Accounts payable, General Partner                                           17,782
              Unearned lease income                                                       43,749
                                                                           ------------------------
Net cash (used in) operating activities                                                  (19,849)
                                                                           ------------------------

Investing activities:

Capital expenditures                                                                    (170,062)
Prepaid acquisition fees                                                                 (67,595)
Equipment acquisition fees paid to General Partner                                       (39,806)
                                                                           ------------------------
Net cash (used in) investing activities                                                 (277,463)
                                                                           ------------------------

Financing activities:
Contributions                                                                          2,101,649
Offering costs                                                                          (231,843)
Distributions to partners                                                               (104,520)
Accounts receivable - Commonwealth Capital Corp                                         (123,923)
Debt placement fees paid to the General Partner                                           (8,160)
                                                                           ------------------------
Net cash provided by financing activities                                              1,633,203
                                                                           ------------------------

Net increase in cash and equivalents                                                   1,335,891

Cash and cash equivalents, beginning of period                                           510,780
                                                                           ------------------------

Cash and cash equivalents, end of period                                            $    1,846,671
                                                                           ========================



(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.

                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS


1.      Business                   Commonwealth Income & Growth Fund IV (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of March 31, 2003, the Partnership has received
                                   $5,728,203 in contributions from limited partners, amounting to 286,648 units. For the quarter ended March 31, 2003, the Partnership has received $2,101,649 in contributions from limited partners, amounting to 105,082 units.
                                   As of March 31, 2003, there was $363,060 in contributions from limited partners, amounting to 18,153 units, which remained in our escrow account. This amount was withdrawn from the escrow agent and contributed to the Partnership on April 1, 2003.

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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2002.

                                   Revenue Recognition

                                   Through March 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2003, there is no impairment.

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

3.      Computer                   The Partnership is the lessor of equipment
        Equipment                  under operating leases with periods ranging
                                   from 16 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                   The Partnership's share of the computer
                                   equipment in which they participate at March
                                   31, 2003 was approximately $8,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 was approximately $48,000. The Partnership did not participate in shared equipment as of December 31, 2002.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2003:

                                                                                            Amount
                             ------------------------------------------------------------------------
                                 Nine Months ended December 31, 2003                $    1,035,000
                                 Year Ended December 31, 2004                            1,019,000
                                 Year Ended December 31, 2005                              851,000
                                 Year Ended December 31, 2006                              115,000
                                                                                   ----------------
                                                                                    $    3,020,000
                             ========================================================================

4.      Related Party
        Transactions
                                    Other Receivables

                                    During the quarter ended March 31, 2003, the Partnership made a non-interest bearing advance to CCC, a related party to the Partnership, in the amount of approximately $124,000. This advance, as well as future advances, was and will be made at the discretion of the General Partner. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay, through acquisition and debt placement fees.

5. Notes Payable                   Notes payable consisted of the following:

                                                                                  March 31,        December 31,
                                                                                    2003                2002
                               ----------------------------------------------------------------------------------
                               Installment notes payable to banks; interest
                               ranging from 5.75% to 7.75%, due in monthly
                               installments ranging from $60 to $1,980,
                               including interest, with final payments due from
                               June through December 2004.                      $     100,550      $        -

                               Installment notes payable to banks; interest
                               ranging from 5.50% to 6.75%, due in monthly
                               installments ranging from $151 to $4,212,
                               including interest, with final payments due from
                               January through December 2005.                         576,202               -

                               Installment notes payable to banks; interest
                               ranging from 5.50% to 6.50%, due in monthly
                               installments ranging from $155 to $1,445,
                               including interest, with final payments due in
                               January 2006.                                           65,832               -
                                                                        ----------------------------------------
                                                                                $     742,584      $        -
                               ==================================================================================

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2003 are as follows:

                                                                                              Amount
                                                                                           ------------
                                       Nine months ended December 31, 2003                 $    254,781
                                       Year ended December 31, 2004                             341,539
                                       Year ended December 31, 2005                             144,174
                                       Year ended December 31, 2006                               2,090
                                                                                           -------------
                                                                                           $    742,584
                                                                                           -------------

6.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination  of net  loss are as follows:
        Information

Three months ended March 31,                                    2003
--------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to bank        $    73,420

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

             Noncash investing and financing activities include the following:

Three months ended March 31,                                     2003
---------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $     816,000
===========================================================================

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

REVENUE RECOGNITION

Through March 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership's primary source of capital for the period ended March 31, 2003 was contributions of approximately $2,102,000. The primary uses of cash for the three months ended March 31, 2003 were for capital expenditures of new equipment totaling $170,000, offering costs of approximately $232,000, payment of an advance made by the Partnership to CCC, a related party to the Partnership, of approximately $124,000 and payments of preferred distributions to partners of approximately $105,000.


For the three month period ended March 31, 2003, the Partnership used cash flows from operating activities of $20,000, which includes a net loss of $210,000, depreciation and amortization expenses of $197,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $73,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2003, the Partnership had approximately $1,464,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $1,035,000 for the balance of the year ending December 31, 2003 and $1,985,000 thereafter. At March 31, 2003, the outstanding debt was $743,000, with interest rates ranging from 5.50% to 7.75%, and will be payable through January 2006.


At March 31, 2003, the Partnership has a receivable from CCC, a related party to the Partnership, in the amount of approximately $124,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable. CCC intends to repay, through acquisition and debt placement fees.

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

The Partnership's share of the computer equipment in which they participate at March 31, 2003 was approximately $8,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 was approximately $48,000. The Partnership did not participate in shared equipment as of December 31, 2002.

Results of Operations

                       Three Months Ended March 31, 2003
                       ---------------------------------

For the period ended March 31, 2003, the Partnership recognized income of $272,000 and expenses of $482,000, resulting in a net loss of $210,000.


Lease income was approximately $270,000 for the quarter ended March 31, 2003. The Partnership has entered into approximately 75 leases through the period ended March 31, 2003

Operating expenses of approximately $238,000, excluding depreciation, primarily consist of professional fees of approximately $33,000, outside service fees of approximately $11,000 and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $51,000.

Organizational costs were approximately $22,000 for the period ended March 31, 2003.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $14,000 for the period ended March 31, 2003.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $197,000 for the period ended March 31, 2003.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                             Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Partnership does not expect Interpretation No. 46 to have an effect on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2003.

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

            99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMONWEALTH INCOME & GROWTH
                             FUND IV
                                   BY: COMMONWEALTH INCOME &
                                   GROWTH FUND, INC. General Partner


May 15, 2003                 By: George S. Springsteen
------------                     ----------------------
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

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;


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

George S. Springsteen
----------------------
George S. Springsteen
Chief Executive Officer
May 15, 2003

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

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;


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

Kimberly A. Springsteen
------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2003