Form 10-Q
period 2003-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2003-08-14
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                           YES  [X]      NO   [ ]

                                 Commonwealth Income & Growth Fund IV
                                            Balance Sheets

                                                                June 30,         December 31,
                                                                  2003               2002
                                                               -----------------------------
                                                                (unaudited)
Assets

Cash and cash equivalents                                      $ 3,901,299       $   510,780
Lease income receivable                                             27,897            30,957
Other Receivables - Commonwealth Capital Corp                      156,029                 -
Other Receivables - Other Affiliated Limited Partnerships           35,326             6,000
Receivables from sales of equipment                                      -           103,610
Deferred Revenue                                                     1,052                 -
Refundable Deposits                                                  1,130                 -
                                                               -----------------------------
                                                                 4,122,733           651,347
                                                               -----------------------------

Computer equipment, at cost                                      4,631,678         2,110,606
Accumulated depreciation                                          (480,620)          (92,931)
                                                               -----------------------------
                                                                 4,151,058         2,017,675
                                                               -----------------------------

Equipment acquisition costs and deferred expenses, net             165,015            79,672
Prepaid acquisition fees                                           181,887            33,905
                                                               -----------------------------
                                                                   346,902           113,577
                                                               -----------------------------
Total assets                                                   $ 8,620,693       $ 2,782,599
                                                               =============================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                   500,190            20,486
Accounts payable - General Partner                                   6,047               806
Accounts payable - Commonwealth Capital Corp.                            -            61,807
Unearned lease income                                               53,735             6,514
Notes payable                                                      658,996                 -
                                                               -----------------------------
Total liabilities                                                1,218,968            89,613
                                                               -----------------------------
Partners' Capital

General partner                                                      1,000             1,000
Limited partners                                                 7,400,725         2,691,986
                                                               -----------------------------
Total partners' capital                                          7,401,725         2,692,986
                                                               -----------------------------

Total liabilities and partners' capital                        $ 8,620,693       $ 2,782,599
                                                               =============================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                            Statements of Operations

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                               2003                  2003
                                                        ------------------     ----------------
                                                           (unaudited)            (unaudited)
Income
Lease                                                      $   313,237           $   583,492
Interest and other                                               4,942                 6,529
                                                           -----------           -----------
Total Income                                                   318,179               590,021
                                                           -----------           -----------

Expenses
Operating, excluding depreciation                              426,956               665,012
Organizational costs                                            43,775                65,842
Equipment management fee - General Partner                      15,662                29,175
Interest                                                        11,207                21,649
Depreciation                                                   201,141               387,689
Amortization of equipment
  acquisition costs and deferred expenses                       12,913                23,660

                                                           -----------           -----------
Total expenses                                                 711,654             1,193,027
                                                           -----------           -----------

Net (loss)                                                 $  (393,475)          $  (603,006)
                                                           ===========           ===========

Net (loss) per equivalent limited
  partnership unit                                         $     (0.99)          $     (1.93)
                                                           ===========           ===========

Weighted average number of equivalent limited
  partnership units outstanding during the period              398,671               312,047
                                                           ===========           ===========





(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.




                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                         Statements of Partners' Capital

                                                              For the Six Months ended June 30, 2003
                                                                            (unaudited)

                                                General      Limited
                                                Partner      Partner           General          Limited
                                                 Units        Units            Partner          Partner                Total
                                            -------------------------------------------------------------------------------------

Partners' capital - December 31, 2002            50          181,566           $ 1,000        $  2,691,986          $  2,692,986
  Contributions                                              315,131                             6,285,591             6,285,591
  Offering costs                                                                                  (687,667)             (687,667)
  Net income (loss)                                                              2,862            (605,868)             (603,006)
  Distributions                                                                 (2,862)           (283,317)             (286,179)
                                            -------------------------------------------------------------------------------------
Partners' capital - June 30, 2003                50          496,697           $ 1,000        $  7,400,725          $  7,401,725
                                            =====================================================================================








                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund IV
                             Statement of Cash Flow
                     For the Six Months Ended June 30, 2003


                                                                               2003
                                                                           -----------
Operating activities                                                       (unaudited)
Net (loss)                                                                 $  (603,006)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
     Depreciation and amortization                                             411,349
     Other noncash activities included in
          determination of net loss                                           (157,008)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                            3,060
              Deferred revenue                                                  (1,052)
              Other receivables - Other Affiliated Limited Partnerships        (29,326)
              Receivables from sales of equipment                              103,610
              Refundable Deposits                                               (1,130)
         Increase (decrease) in liabilities
              Accounts payable                                                 479,704
              Accounts payable, Common Capital Corp.                           (61,807)
              Accounts payable, General Partner                                  5,241
              Unearned lease income                                             47,221
                                                                           -----------
Net cash provided by operating activities                                      196,856
                                                                           -----------
Investing activities:

Capital Expenditures                                                        (1,705,068)
Prepaid acquisition fees                                                      (147,982)
Equipment acquisition fees paid to General Partner                            (100,843)
                                                                           -----------
Net cash (used in)  investing activities                                    (1,953,893)
                                                                           -----------
Financing activities:

Contributions                                                                6,285,591
Offering Costs                                                                (687,667)
Distributions to partners                                                     (286,179)
Other receivable, Commonwealth Capital Corp                                   (156,029)
Debt Placement fee paid to the General Partner                                  (8,160)
                                                                           -----------
Net cash provided by financing activities                                    5,147,556
                                                                           -----------

Net increase in cash and equivalents                                         3,390,519
Cash and cash equivalents, beginning of period                                 510,780
                                                                           -----------
Cash and cash equivalents, end of period                                   $ 3,901,299
                                                                           ===========


(1) Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.

                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.      Business                   Commonwealth Income & Growth Fund IV (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of June 30, 2003, the Partnership has received
                                   $9,913,145 in contributions from limited partners, amounting to 496,697 units. For the quarter ended June 30, 2003, the Partnership has received $4,183,942 in contributions from limited partners, amounting to 210,049 units.
                                   As of June 30, 2003, there was $254,000 in contributions from limited partners, amounting to 12,700 units, which remained in our escrow account. This amount was withdrawn from the escrow agent and contributed to the Partnership on July 3, 2003.

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

                                   The Partnership's General Partner is
                                   Commonwealth Income & Growth Fund, Inc. (the
                                   "General Partner"), a Pennsylvania
                                   corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2012.

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2003.

                                   Revenue Recognition

                                   Through June 30, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2003, there is no impairment.

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

                                   The Partnership's share of the computer
                                   equipment in which they participate at June
                                   30, 2003 was approximately $8,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 was approximately $48,000. The Partnership did not participate in shared equipment as of December 31, 2002.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2003:

                                                                               Amount
                                   ----------------------------------------------------
                                   Six Months ended December 31, 2003       $   744,000
                                   Year Ended December 31, 2004               1,457,000
                                   Year Ended December 31, 2005               1,058,000
                                   Year Ended December 31, 2006                 133,000
                                                                            -----------
                                                                            $ 3,392,000
                                   ----------------------------------------------------

4.      Related Party              Other Receivables
        Transactions
                                   During the six-months ended June 30, 2003, the Partnership made a non-interest bearing advance to CCC, a related party to the Partnership, in the amount of approximately
                                   $156,000. This advance, as well as potential future advances, was and will be made at the discretion of the General Partner. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC, through its indirect subsidiaries, including the General
                                   Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay the receivable via the offsetting of acquisition and debt placement fees over the next several fiscal years.

5. Notes Payable                   Notes payable consisted of the following:

                                                                                           June 30,      December 31,
                                                                                             2003            2002
                                   ----------------------------------------------------------------------------------
                                   Installment notes payable to banks; interest
                                   ranging from 5.75% to 7.75%, due in monthly
                                   installments ranging from $60 to $1,980,
                                   including interest, with final payments due from
                                   June through December 2004.                           $  84,538          $       -

                                   Installment notes payable to banks; interest
                                   ranging from 5.50% to 6.75%, due in monthly
                                   installments ranging from $151 to $4,212,
                                   including interest, with final payments due from
                                   January through December 2005.                          514,020                  -

                                   Installment notes payable to banks; interest
                                   ranging from 5.50% to 6.50%, due in monthly
                                   installments ranging from $155 to $1,445,
                                   including interest, with final payments due in
                                   January 2006.                                            60,438                  -
                                                                                         ----------------------------
                                                                                         $ 658,996          $       -
                                   ----------------------------------------------------------------------------------

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2003 are as follows:

                                                                                Amount
                                                                               --------
                                    Six months ended December 31, 2003         $171,193
                                    Year ended December 31, 2004                341,539
                                    Year ended December 31, 2005                144,174
                                    Year ended December 31, 2006                  2,090
                                                                               --------
                                                                               $658,996
                                                                               --------

6.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination of net loss are as follows:
        Information
--------------------------------------------------------------------------

Six months ended June 30,                                         2003
--------------------------------------------------------------------------

Lease income, net of interest expense on
notes payable realized as a result of
direct payment of principal by lessee to bank                   $ 157,008

        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

               Noncash investing and financing activities include the following:

Six months ended June 30,                                        2003
---------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                     $  816,004
---------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through June 30, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary source of capital for the six months ended June 30, 2003 was contributions of approximately $6,285,000. The primary uses of cash for the six months ended June 30, 2003 were for capital expenditures of new equipment totaling $1,705,000, offering costs of approximately $688,000, payment of an advance made by the Partnership to CCC, a related party to the Partnership, of approximately $156,000 and payments of preferred distributions to partners of approximately $286,000.

For the six month period ended June 30, 2003, the Partnership generated cash flows from operating activities of $197,000, which includes a net loss of $603,000, depreciation and amortization expenses of $411,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $157,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2003, the Partnership had approximately $3,069,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $744,000 for the balance of the year ending December 31, 2003 and $2,648,000 thereafter. At June 30, 2003, the outstanding debt was $659,000, with interest rates ranging from 5.50% to 7.75%, and will be payable through January 2006.

During the six-months ended June 30, 2003, the Partnership made a non-interest bearing advance to CCC, a related party to the Partnership, in the amount of approximately $156,000. This advance, as well as potential future advances, was and will be made at the discretion of the General Partner. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay the receivable via the offsetting of acquisition and debt placement fees over the next several fiscal years.

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

The Partnership's share of the computer equipment in which they participate at June 30, 2003 was approximately $8,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 was approximately $48,000. The Partnership did not participate in shared equipment as of December 31, 2002.

Results of Operations

                        Three Months Ended June 30, 2003
                        --------------------------------

For the period ended June 30, 2003, the Partnership recognized income of $318,000 and expenses of $711,000, resulting in a net loss of $393,000.

Lease income was approximately $313,000 for the quarter ended June 30, 2003. The Partnership has entered into approximately 16 new leases during the quarter ended June 30, 2003.

Operating expenses of approximately $427,000, excluding depreciation, primarily consist of professional fees of approximately $50,000, due diligence of approximately $61,000, outside service fees of approximately $10,000, conventions of $9,000 and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $85,000.

Organizational costs were approximately $44,000 for the period ended June 30, 2003.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $16,000 for the period ended June 30, 2003.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $214,000 for the period ended June 30, 2003.

                         Six Months Ended June 30, 2003
                         ------------------------------

For the six months ended June 30, 2003, the Partnership recognized income of $590,000 and expenses of $1,193,000 resulting in a net loss of $603,000.

Lease income was approximately $583,000 for the six months ended June 30, 2003. The Partnership has entered into approximately 91 leases through the six months ended June 30, 2003

Operating expenses of approximately $665,000, excluding depreciation, primarily consist of professional fees of approximately $83,000, due diligence of approximately $72,000, outside service fees of approximately $21,000 and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $137,000.

Organizational costs were approximately $66,000 for the six months ended June 30, 2003.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $29,000 for the six months ended June 30, 2003.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $411,000 for the six months ended June 30, 2003.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 150

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS is applicable immediately for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership believes that the adoption of SFAS 150 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2003.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

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


             Inapplicable


     Item 5. Other Information.


             Inapplicable

     Item 6. Exhibits and Reports on Form 8-K.

             a) Exhibits:

                31.1 THE RULE 15d-14(a)

                31.2 THE RULE 15d-14(a)

                32.1 SECTION 1350 CERTIFICATION OF CEO

                32.2 SECTION 1350 CERTIFICATION OF CFO

                             31.1 THE RULE 15d-14(a)

I, George Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund IV (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
August 14, 2003

                             31.2 THE RULE 15d-14(a)

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund IV (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
August 14, 2003

                     32.1 SECTION 1350 CERTIFICATION OF CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
August 14, 2003

                     32.2 SECTION 1350 CERTIFICATION OF CFO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund IV, (the "Company") on Form 10-Q for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
August 14, 2003

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMONWEALTH INCOME & GROWTH FUND IV
                                          BY: COMMONWEALTH INCOME &
                                          GROWTH FUND, INC. General Partner


August 14, 2003                           By: /s/ George S. Springsteen
---------------                               -------------------------
Date                                      George S. Springsteen
                                          President