Form 10-Q
period 2003-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2003-11-10
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   33-62526

COMMONWEALTH INCOME & GROWTH FUND IV
(Exact name of registrant as specified in its charter)

Pennsylvania	23- 3080409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

470 John Young Way Suite 300
Exton, PA 19341
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:

YES       NO

Commonwealth Income & Growth Fund IV
Balance Sheets

	September 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$6,212,232	$510,780
Lease income receivable	39,963	30,957
Other receivables - Commonwealth Capital Corp	120,513	—
Other receivables - General Partner	1,015	—
Other receivables - affiliated limited partnerships	45,755	6,000
Other receivables	—	103,610
Deferred revenue	2,819	—
Refundable deposits	1,130	—
Prepaid expenses	24,370	—

	6,447,797	651,347

Computer equipment, at cost	5,787,293	2,110,606
Accumulated depreciation	(787,899)	(92,931)

	4,999,394	2,017,675

Equipment acquisition costs and deferred expenses, net	194,321	79,672
Prepaid acquisition fees	309,055	33,905

	503,376	113,577

Total assets	$11,950,567	$2,782,599

Liabilities and Partners’ Capital
Liabilities
Accounts payable	64,353	20,486
Accounts payable - General Partner	—	806
Accounts payable - Commonwealth Capital Corp.	—	61,807
Other accrued expenses	13,150	—
Unearned lease income	37,006	6,514
Notes payable	574,076	—

Total liabilities	688,585	89,613

Partners’ Capital
General partner	1,000	1,000
Limited partners	11,260,982	2,691,986

Total partners’ capital	11,261,982	2,692,986

Total liabilities and partners’ capital	$11,950,567	$2,782,599

see accompanying notes to financial statements

Commonwealth Income & Growth Fund IV
Statements of Operations

	Three Months Ended September 30, 2003	For the period July 8, 2002 (Commencement of Operation) through September 30, 2002 (1)	Nine Months Ended September 30, 2003	For the period July 8, 2002 (Commencement of Operation) through September 30, 2002 (1)

	(unaudited)		(unaudited)
Income
Lease	$387,503	$17,647	$970,995	$17,647
Interest and other	8,940	1,797	15,469	1,797

Total Income	396,443	19,444	986,464	19,444

Expenses
Operating, excluding depreciation	380,198	191,540	1,045,210	191,540
Organizational costs	33,893	22,492	99,735	22,492
Equipment management fee - General Partner	19,378	882	48,553	882
Interest	9,877	—	31,526	—
Depreciation	307,279	11,707	694,968	11,707
Amortization of equipment acquisition costs and deferred expenses	16,919	624	40,579	624

Total expenses	767,544	227,245	1,960,571	227,245

Net (loss)	$(371,101)	$(207,801)	$(974,107)	$(207,801)

Net (loss) per equivalent limited partnership unit	$(0.55)	$(11.22)	$(2.25)	$(11.22)

Weighted Average number of equivalent limited partnership units outstanding during the period	669,054	18,528	433,440	18,528

(1)	Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.

see accompanying notes to financial statements

Commonwealth Income & Growth Fund IV
Statements of Partners’ Capital

	For the nine months ended September 30, 2003
	(unaudited)
	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital - December 31, 2002	50	181,566	$1,000	$2,691,986	$2,692,986
Contributions	—	568,384	—	11,340,160	11,340,160
Offering costs	—	—	—	(1,219,286)	(1,219,286)
Net income (loss)	—	—	5,777	(979,884)	(974,107)
Distributions	—	—	(5,777)	(571,994)	(577,771)

Partners’ capital - September 30, 2003	50	749,950	$1,000	$11,260,982	$11,261,982

see accompanying notes to financial statements

Commonwealth Income & Growth Fund IV
Statements of Cash Flow
For the nine months ended September 30, 2003 and the period of July 8, 2002
(Commencement of Operations) through September 30, 2002 (1)

	2003	2002

	(unaudited)
Operating activities
Net (loss)	$(974,107)	$(207,801)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	735,547	12,331
Other noncash activities included in determination of net (loss)	(241,928)	—
Changes in assets and liabilities (Increase) decrease in assets
Lease income receivable	(9,006)	(1,200)
Deferred revenue	(2,819)	—
Other receivable, General Partner	(1,015)	—
Other receivables - affiliated limited partnerships	(39,755)	(1,540)
Other receivables	103,610	—
Refundable deposits	(1,130)
Prepaid expenses	(24,370)	—
Increase (decrease) in liabilities
Accounts payable	43,867	38,353
Accounts payable, Common Capital Corp.	(61,807)	—
Accounts payable, General Partner	(806)	154,283
Other accrued expenses	13,150	—
Unearned lease income	30,492	12,473

Net cash (used in) provided by operating activities	(430,077)	6,899

Investing activities:
Capital Expenditures	(2,860,683)	(805,266)
Prepaid acquisition fees	(275,150)	(40,439)
Equipment acquisition fees paid to General Partner	(147,068)	(32,211)

Net cash (used in) investing activities	(3,282,901)	(877,916)

Financing activities:
Contributions	11,340,160	2,142,090
Offering Costs	(1,219,286)	(227,596)
Distributions to partners	(577,771)	(23,196)
Other receivable, CCC	(120,513)	—
Debt Placement fee paid to the General Partner	(8,160)	—

Net cash provided by financing activities	9,414,430	1,891,298

Net increase in cash and cash equivalents	5,701,452	1,020,281
Cash and cash equivalents, beginning of period	510,780	1,000

Cash and cash equivalents, end of period	$6,212,232	$1,021,281

(1)	Although the Partnership was formed on May 15, 2001, the Fund did not commence operations until July 8, 2002.

see accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Business
Commonwealth Income & Growth Fund IV (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on May 15, 2001.  The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002.  As of September 30, 2003, the Partnership has received $14,966,714 in contributions from limited partners, amounting to 749,950 units.  For the quarter ended September 30, 2003, the Partnership has received $5,054,569 in contributions from limited partners, amounting to 253,253 units.

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2012.

2.	Summary of Significant Accounting Policies
Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  Financial information as of December 31 has been derived from the audited financial statements of  the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002.  Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

Revenue Recognition

Through September 30, 2003, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  As of September 30, 2003, there is no impairment.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 1% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.

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

The Partnership’s share of the computer equipment in which they participate at September 30, 2003 was approximately $8,000, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 was approximately $48,000.  The Partnership did not participate in shared equipment as of December 31, 2002.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2003:

Amount

Three Months ended December 31, 2003	$524,000
Year Ended December 31, 2004	1,978,000
Year Ended December 31, 2005	1,581,000
Year Ended December 31, 2006	522,000

$4,605,000

4.	Related Party Transactions

Other Receivables

During the nine-months ended September 30, 2003, the Partnership made a non-interest bearing advance to CCC, a related party to the Partnership, in the amount of approximately $120,000.  This advance, as well as potential future advances, was and will be made at the discretion of the General Partner.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC intends to repay the receivable via the offsetting of acquisition and debt placement fees over the next several fiscal years.

5.	Notes Payable	Notes payable consisted of the following:

	September 30, 2003	December 31, 2002

Installment notes payable to banks; interest ranging from 5.75% to 7.75%, due in monthly installments ranging from $60 to $1,980, including interest, with final payments due from June through December 2004.	$74,668	—
Installment notes payable to banks; interest ranging from 5.50% to 6.75%, due in monthly installments ranging from $151 to $4,212, including interest, with final payments due from January through December 2005.	444,442	—
Installment notes payable to banks; interest ranging from 5.50% to 6.00%, due in monthly installments ranging from $155 to $1,445, including interest, with final payments due in January 2006.	54,966	—

	$574,076	—

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2003 are as follows:

Amount

Three months ended December 31, 2003	$86,273
Year ended December 31, 2004	341,539
Year ended December 31, 2005	144,174
Year ended December 31, 2006	2,090

$574,076

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

	Nine months ended September 30, 2003	For the period July 8, 2002 (Commencement of Operation) through September 30, 2002

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$241,928	$—

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

	Nine months ended September 30, 2003	For the period July 8, 2002 (Commencement of Operation) through September 30, 2002

Debt assumed in connection with purchase of computer equipment	$816,004	$—

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REVENUE RECOGNITION

Through September 30, 2003, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership’s primary source of capital for the nine months ended September 30, 2003 was contributions of approximately $11,340,000.  The primary uses of cash for the nine months ended September 30, 2003 were for capital expenditures of new equipment totaling $2,861,000, offering costs of approximately $1,219,000, payment of an advance made by the Partnership to CCC, a related party to the Partnership, of approximately $120,000 and payments of preferred distributions to partners of approximately $578,000.

The Partnership’s primary source of capital for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002 was contributions of approximately $2,142,000.  The primary uses of cash for the nine months ended September 30, 2002 were for capital expenditures of new equipment totaling $805,000, offering costs of approximately $228,000 and payments of preferred distributions to partners of approximately $23,000.

For the nine month period ended September 30, 2003, the Partnership used cash flows from operating activities of $430,000, which includes a net loss of $974,000, depreciation and amortization expenses of $736,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $242,000.

For the for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002, the Partnership generated cash flows from operating activities of $7,000, which includes a net loss of $208,000, depreciation and amortization expenses of $12,000, and a payable to the General Partner of approximately $154,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.  At September 30, 2003, the Partnership had approximately $5,978,000 invested in these money market accounts.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership’s operating expenses.  As of September 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $524,000 for the balance of the year ending December 31, 2003 and $4,081,000 thereafter.  At September 30, 2003, the outstanding debt was $574,000, with interest rates ranging from 5.50% to 7.75%, and will be payable through January 2006.

During the nine-months ended September 30, 2003, the Partnership made a non-interest bearing advance to CCC, a related party to the Partnership, in the amount of approximately $120,000.  This advance, as well as potential future advances, was and will be made at the discretion of the General Partner.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC intends to repay the receivable by the offsetting of acquisition and debt placement fees over the next several fiscal years.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period.  If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership’s share of the computer equipment in which they participate at September 30, 2003 was approximately $8,000, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 was approximately $48,000.  The Partnership did not participate in shared equipment as of December 31, 2002.

Results of Operations

Three Months Ended September 30, 2003 compared to the period of July 8, 2002
(Commencement of Operations) through September 30, 2002

For the three months ended September 30, 2003, the Partnership recognized income of $397,000, and expenses of $768,000, resulting in a net loss of $371,000. For the period of

July 8, 2002 (Commencement of Operations) through September 30, 2002, the Partnership recognized income of $19,000 and expenses of $227,000  resulting in a net loss of $208,000.

Lease income was approximately $388,000 for the three months ended September 30, 2003.  The Partnership has entered into approximately seven new leases during the quarter ended September 30, 2003.  Lease income was approximately $18,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.  The Partnership entered into approximately twenty-two leases for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002

For the three months ended September 30, 2003, operating expenses of approximately $380,000, excluding depreciation, primarily consist of professional fees of approximately $15,000, due diligence of approximately $40,000, outside service fees of approximately $30,000, advertising and promotions of approximately $16,000, printing services or approximately $29,000, postage of approximately $13,000, wholesalers’ travel expenses of approximately $35,000, conventions of $10,000 and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $85,000.

For the period of July 8, 2002 (Commencement of Operations) through September 30, 2002, operating expenses of $192,000, excluding depreciation, primarily consists of the amount charged by Commonwealth Capital Corp, a related party, to the Partnership for the administration and operation of approximately $154,000.  This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002.

Organizational costs were approximately $34,000 for the three months ended September 30, 2003 and approximately $23,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $19,000 for the three months ended September 30, 2003 and approximately $1,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $324,000 for the three months ended September 30, 2003 and approximately $12,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

Nine Months Ended September 30, 2003 compared to the period of July 8, 2002
(Commencement of Operations) through September 30, 2002

For the nine months ended September 30, 2003, the Partnership recognized income of $987,000 and expenses of $1,961,000 resulting in a net loss of $974,000.  For the period of July 8, 2002 (Commencement of Operations) through September 30, 2002, the Partnership recognized income of $19,000 and expenses of $227,000 resulting in a net loss of $208,000.

Lease income was approximately $971,000 for the nine months ended September 30, 2003.  The Partnership has entered into approximately ninety-one leases through the nine months ended September 30, 2003.  Lease income was approximately $18,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.  The Partnership entered into approximately 22 leases for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

For the nine months ended September 30, 2003, operating expenses of approximately $1,045,000, excluding depreciation, primarily consist of professional fees of approximately $90,000, due diligence of approximately $112,000, outside service fees of approximately $49,000, postage of approximately $26,000, printing services of approximately $87,000, wholesalers’ travel expenses of approximately $100,0000, advertising and promotions of approximately $26,000 and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $222,000. Operating expenses of $192,000, excluding depreciation, primarily consists of the amount charged by Commonwealth Capital Corp, a related party, to the Partnership for the administration and operation of approximately $154,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.  This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002.

For the nine months ended September 30, 2003, organizational costs were approximately $100,000 and approximately $23,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $49,000 for the nine months ended September 30, 2003 and approximately $1,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $736,000 for the nine months ended September 30, 2003 and approximately $12,000 for the period of July 8, 2002 (Commencement of Operations) through September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Inapplicable

Item 4.  Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2003.

The Partnership’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the Partnership’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the Partnership’s Chief Executive Officer and a Financial Officer have concluded that the Partnership’s disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund IV

Item 1.	Legal Proceedings.

Inapplicable

Item 2.	Changes in Securities.

Inapplicable

Item 3.	Defaults Upon Senior Securities.

Inapplicable

Item 4.	Submission of Matters to a Vote of Securities Holders.

Inapplicable

Item 5.	Other Information.

Inapplicable

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits:

31.1 THE RULE 15d-14(a)
31.2 THE RULE 15d-14(a)
32.1 SECTION 1350 CERTIFICATION OF CEO
32.2 SECTION 1350 CERTIFICATION OF CFO

	b)	Report on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 10, 2003	By:	/s/ GEORGE S. SPRINGSTEEN
Date	George S. Springsteen
President