Form 10-K
period 2003-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2004-03-30
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES [X]   NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-62526).

PART I

ITEM 1:  BUSINESS

GENERAL

         Commonwealth Income and Growth Fund IV (the "Partnership") was formed on May 15, 2002 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on October 19, 2002 (the "Offerings"). The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002. The Partnership terminated its offering of Units on September 15, 2003. As of December 31, 2003, 749,950 Units ($14,967,729) have been admitted as Limited Partners of the Partnership.

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

         As of December 31, 2003, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2003, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

         Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2003, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 38 different companies located throughout the United States. The allocations are as follows:

   ----------------------------------------------------- -------------------
                     Equipment Type                         Approximate %
   ----------------------------------------------------- -------------------
                      Workstations                              31%
   ----------------------------------------------------- -------------------
                        Servers                                 29%
   ----------------------------------------------------- -------------------
               Communication Controllers                        16%
   ----------------------------------------------------- -------------------
                   High-end Printers                            14%
   ----------------------------------------------------- -------------------
                        Routers                                  7%
   ----------------------------------------------------- -------------------
                    Low-end Printers                             2%
   ----------------------------------------------------- -------------------
                    Optical Storage                              1%
   ----------------------------------------------------- -------------------
                         Total                                  100%
   ----------------------------------------------------- -------------------


         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2003, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2003, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2003, the Partnership has not entered into any such agreements.

         Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The Partnership believes that this is a valuable method since it entices the leasing company from whom we have purchased the lease from to assist in the extension, or "remarket", of the lease, or possibly sell the equipment to the lessee. This remarketing fee is factored in when negotiating an extension or sales.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred, with monies received that is not considered "original proceeds". The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2003, the aggregate nonrecourse debt outstanding of $1,817,000 was 17.0% of the aggregate cost of the Equipment owned.

         The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2003, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2003, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2003, the Partnership has no such debt.

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

         The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchoase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

Investments

         Through March 11, 2004, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                                 EQUIPMENT              LIST        PURCHASE      MONTHLY    LEASE
            LESSEE                              MFG             DESCRIPTION            PRICE         PRICE         RENTAL     TERM
            ------                              ---             -----------            -----        --------      -------    -----
            Anteon                              ICL               Routers             $16,210       $ 7,047       $  444       16
            Anteon                              ICL               Routers              15,266         8,112          437       19
            Anteon                              IBM            Communications          13,575         9,410          397       25
            Anteon                              HP                Servers              15,192        10,779          492       23
            Anteon                             Dell               Terminal             13,229        11,165          442       27
            Anteon                             Nokia              Routers              19,811        15,532          658       25
            Anteon                             Nokia              Routers              13,135        10,253          420       26
            Anteon                          Dell/Epson          Workstations           24,481        18,636          675       30
            Anteon                             Epson              Hardware             27,422        21,166          760       30
            Anteon                             Nokia                Tape                9,695         7,166          257       30
            Anteon                          Dell/Cisco      Workstations/Servers       26,924        25,068          851       32
            Anteon                             Cisco               CON-OS              18,314        14,673          485       33
            Anteon                             Dell               Software             17,804        15,527          500       34
       Daimler Chrysler                       Visara         NCT Base Ethernet      1,280,418       831,622       21,932       36
          GE Medical                           Cisco                VPN                65,215        43,277        1,141       36
          GE Medical                           Nokia             Telephone            125,200        81,388        2,194       36
      Jefferson Smurfit                        Dell             Workstations          264,425       183,385        5,119       34
 Occupational Health & Rehab               Cisco/Compaq         Workstations          367,350       249,823        7,331       36
 Occupational Health & Rehab               Cisco/Compaq            Router             348,480       236,967        7,548       36
      Preferred Freezer                        Dell               Servers              89,363        45,803        1,289       36
      Preferred Freezer                        Dell               Servers             106,704        54,092        1,522       36
      Preferred Freezer                        Dell               Servers              56,163        36,506        1,045       36
      Preferred Freezer                        Dell               Scanners              7,700         5,100          150       34
      Preferred Freezer                      Panasonic         Communications          35,845        23,591          663       36
Vatterott Educational Systems                  Dell         Workstations/Server        84,855        56,089        1,581       36

                                                                 EQUIPMENT              LIST        PURCHASE      MONTHLY    LEASE
            LESSEE                              MFG             DESCRIPTION            PRICE         PRICE         RENTAL     TERM
            ------                              ---             -----------            -----        --------      -------    -----
Vatterott Educational Systems                  Dell             Workstations           55,438        36,756        1,036       36
Vatterott Educational Systems                  Dell             Workstations           37,780        25,054          705       36
Vatterott Educational Systems                  Dell             Workstations           50,475        33,465          942       36
Vatterott Educational Systems                  Dell             Workstations           23,650        14,520          409       36
Vatterott Educational Systems                  Dell             Workstations           28,030        18,584          523       36
Vatterott Educational Systems                  Dell             Workstations           19,730        13,080          369       36
Vatterott Educational Systems                  Dell             Workstations           25,800        23,741          670       36
Vatterott Educational Systems                  Dell             Workstations            8,707         5,773          163       36
  Christian Brothers College                    IBM             Workstations           69,575        49,698        1,454       34
    Datapage Technologies                      Dell             Workstation            26,000        17,706          544       32
          Paric Corp                            HP            Servers/Printers         68,900        44,035        1,648       26
          Paric Corp                            HP          Printers/Workstation       30,115        20,153          574       35
          Paric Corp                            HP          Printers/Workstation       19,626        11,197          447       24
          Paric Corp                            HP           Printers/Terminals        76,000        42,516        1,980       20
   Environmental Mgmt Corp                  Cisco-Dell      Printers/Workstation       89,500        60,344        2,110       25
       Garlich Printing                       Galaxy               Server              61,450        33,950        1,286       23
    C. Hagar & Sons Hinge                     Toshiba        Workstation/Server        22,520        10,460          424       29
    C. Hagar & Sons Hinge                      Dell        Workstation/Server          47,823        26,662          888       22
    C. Hagar & Sons Hinge                       IBM        Workstation/Server           2,234         1,382           60       25
       Marketing Direct                         IBM             Server/Tape           120,625        70,855        2,657       25
       Marketing Direct                         IBM          Server/Workstation        28,000        17,744          580       30
       Marketing Direct                         IBM          Server/Workstation        24,281        15,370          425       36
            MyCart                              IBM               Servers              19,200        12,386          393       31
          Paric Corp                           Sony                 Tape               17,300        11,379          324       35
          Paric Corp                          Gxaryte        Telecommunications        18,200        12,016          342       35
          Paric Corp                          Gxaryte        Telecommunications        30,115        20,183          574       35
    Physician First Health                 Microsystems         Workstation            15,790        11,566          320       36
Vatterott Educational Systems                  Dell             Workstation            22,125         8,547          426       18
Vatterott Educational Systems                  Dell             Workstation            28,400        11,632          532       20
Vatterott Educational Systems                  Dell             Workstation            14,460         6,152          269       21
Vatterott Educational Systems                  Dell             Workstation            23,500        10,640          450       22
Vatterott Educational Systems                  Dell             Workstation            20,792         9,885          387       24
Vatterott Educational Systems                  Dell             Workstation            14,770         7,271          275       25
Vatterott Educational Systems                  Dell             Workstation            13,938         7,311          260       27
         Westar Corp                           Cisco               Router              19,993        13,010          440       29
  Preferred Freezer Systems                    Dell          Server/Workstation       136,020        88,451        2,489       36
       Kellogg USA Inc                        Compaq            Workstation            12,727         8,758          276       28
       Kellogg USA Inc                        Compaq            Workstation            13,600         9,706          298       29
       Kellogg USA Inc                        Compaq            Workstation             8,675         6,149          184       30
       Kellogg USA Inc                        Compaq            Workstation            14,750        10,478          299       32
       Kellogg USA Inc                        Compaq            Workstation            20,300        14,407          411       32
       Kellogg USA Inc                        Compaq            Workstation            19,850        14,076          392       33
       Kellogg USA Inc                        Compaq            Workstation             7,250         5,122          201       22
       Kellogg USA Inc                        Compaq            Workstation             4,950         3,415          134       22
       Kellogg USA Inc                        Compaq            Workstation             2,350         1,648           67       21
       Kellogg USA Inc                        Compaq            Workstation             2,410         1,707           67       22
       Kellogg USA Inc                        Compaq            Workstation             3,765         2,681           75       33
       Kellogg USA Inc                        Compaq            Workstation             2,900         2,057           56       34
      GE Medical Systems                      Net App           Fiber Chanel           37,250        26,520        1,052       23
         Hertz Corp.                            HP                Servers           1,092,200       779,810       20,306       36
 Thomson Consumer Electronics             ChristieDigital       Workstation           666,440       433,190       11,486       36
         XM Satellite                           Sun             Workstation           407,140       285,000        7,973       36
      GE Medical Systems                      Compaq               Server              27,235        17,704          458       36
       Cone Mills Corp                        Nortel            Workstation            35,400        23,529          652       36
       Cone Mills Corp                        Nortel            Workstation           107,000        70,106        1,960       36
       Daimler Chrysler                       Visara           Communication           64,400        41,860        1,080       36
   Kaise Foundation Health                                        Storage           1,238,745       718,473       18,769       36
   BFS Diversified Products                   Compaq            Workstation           145,718       102,003        2,975       35
   BFS Diversified Products                   Compaq            Workstation           150,141       105,099        3,065       32

                                                                 EQUIPMENT              LIST        PURCHASE      MONTHLY    LEASE
            LESSEE                              MFG             DESCRIPTION            PRICE         PRICE         RENTAL     TERM
            ------                              ---             -----------            -----        --------      -------    -----
    Occupational Health &                     Citrix               Server             400,317       280,222        8,318       36
        Rehabilitation
     Allserve System Corp                      Avaya           Communication        1,114,155       724,200       21,513       36
       Daimler Chrysler                       Visara           Communication          550,000       357,517        9,428       36
       Daimler Chrysler                       Visara           Communication          106,125        68,982        1,819       36
       Northrup Grumman                         Sun                Server             421,500       331,724       10,004       30
       Daimler Chrysler                       Visara           Communication          510,350       126,446        3,335       36
         Refco Group                            HP              Workstation           254,352       165,329        4,739       36
         Refco Group                           Dell             Workstation           303,000       196,949        5,751       36
     Walker & Assoc. Inc.                 HP / Panasonic        Workstation           180,000       135,045        3,718       36
   BFS Diversified Products                   Compaq            Workstation           465,600       302,639        8,949       36
     Allserve System Corp                     Gateway              Server             643,385       418,200       12,423       36
     Allserve System Corp                     Nortel           Communication        1,114,153       724,200       21,513       36
       Bank of America                          IBM                Server           1,106,353       731,990       22,902       27
       Bank of America                          IBM                Server              75,858        55,603        1,750       28
 Dominion Resources Services                  Fujitsu              Server              39,250        25,512        1,355       19
       Kellogg USA Inc                          IBM             Workstation           180,845       117,501        3,370       32

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

         (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its Affiliates; or

         (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, CCC, which has 28 employees as of December 31, 2003.

ITEM 2:  PROPERTIES

                           NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                           NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2003, there were 596 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

REDEMPTION PROVISION

         Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30-month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

         The Partnership will accept redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

         In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2003, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the period of July 8, 2002 (Commencement of Operations) through December 31, 2003.

--------------------------------------- ----------------------------------- -----------------------------------
            Quarter Ended                              2003                                2002
--------------------------------------- ----------------------------------- -----------------------------------
               March 31                             $  103,475                                 --
--------------------------------------- ----------------------------------- -----------------------------------
               June 30                                 179,842                                 --
--------------------------------------- ----------------------------------- -----------------------------------
             September 30                              288,677                           $ 22,964
--------------------------------------- ----------------------------------- -----------------------------------
             December 31                               354,498                             63,579
--------------------------------------- ----------------------------------- -----------------------------------
                Total                               $  926,492                           $ 86,543
--------------------------------------- ----------------------------------- -----------------------------------

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

ITEM 6:  SELECTED FINANCIAL DATA

         The following tables sets forth, in summary form, selected financial data for the Partnership as of and for the periods ended December 31, 2003 and 2002. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                                               PERIOD ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data:                                                    2003                              2002
------------------------------------------------------- --------------------------------- ---------------------------------
Lease Income                                                                  $1,645,547                          $142,205
------------------------------------------------------- --------------------------------- ---------------------------------
Net (Loss)                                                                      (994,448)                         (453,921)
------------------------------------------------------- --------------------------------- ---------------------------------
Cash Distributions                                                               935,899                            87,417
------------------------------------------------------- --------------------------------- ---------------------------------
Net (Loss) Per Limited Partner Unit                                                (1.92)                            (3.77)
------------------------------------------------------- --------------------------------- ---------------------------------
Cash Distribution Per Limited Partner Unit                                          1.80                               .72
------------------------------------------------------- --------------------------------- ---------------------------------

                                                   AS OF DECEMBER 31,
                                                   ------------------
---------------------------------------------------------------------------------------------------------------------------
Other Data:                                                                       2003                              2002
------------------------------------------------------- --------------------------------- ---------------------------------
Net cash provided by (used in) operating activities                           $2,260,738                         ($388,968)
------------------------------------------------------- --------------------------------- ---------------------------------
Net cash (used in) investing activities                                       (6,877,103)                       (2,247,159)
------------------------------------------------------- --------------------------------- ---------------------------------
Net cash provided by financing activities                                      8,749,878                         3,145,907
------------------------------------------------------- --------------------------------- ---------------------------------

                                                   AS OF DECEMBER 31,
                                                   ------------------
---------------------------------------------------------------------------------------------------------------------------
                                                                                  2003                              2002
------------------------------------------------------- --------------------------------- ---------------------------------
Total Assets                                                                 $15,032,718                        $2,782,599
------------------------------------------------------- --------------------------------- ---------------------------------
Notes Payable                                                                  1,816,668                                --
------------------------------------------------------- --------------------------------- ---------------------------------
Partners' Capital                                                             10,700,095                         2,692,986
------------------------------------------------------- --------------------------------- ---------------------------------

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

REVENUE RECOGNITION

         Through December 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2003, the Partnership generated cash flow from operating activities of $2,261,000, which includes net loss of $994,000, reduced by depreciation and amortization expenses of $1,266,000 and an increase of accounts payable of $2,300,000 relating to computer equipment. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $428,000 for the year ended December 31, 2003.

         The Partnership's primary sources of capital for the year ended December 31, 2003 and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, were contributions of limited partners of approximately $11,341,000 and $3,627,000, respectively and proceeds from the sale of computer equipment of approximately $14,000 and $101,000, respectively. The primary uses of cash for the year ended December 31, 2003 and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, were for capital expenditures for new equipment totaling $6,401,000 and $2,225,000, respectively, an advance to CCC in the amount of approximately $230,000 for the year ended December 31, 2003, acquisition fees of approximately $490,000 and $123,000, respectively, offering costs of approximately $1,404,000 and $393,000, respectively and for the payment of distributions to partners totaling $936,000 and $87,000, respectively.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2003 and 2002, the Partnership had approximately $4,510,000 and $338,000, respectively, invested in these money market accounts.

         As of December 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $230,000, which originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing the quarter ending March, 2004.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable operating leases of $3,315,000 for the year ended 2004 and $4,282,000 thereafter. The Partnership incurred debt during 2003 in the amount of $2,184,000. No debt was incurred in 2002. As of December 31, 2003, the outstanding debt was $1,817,000, with a weighted average interest rate of 5.67% and will be payable through August 2006.

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

RESULTS OF OPERATIONS

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership recognized income of $1,679,000, and $150,000 respectively and expenses of $2,673,000, and $604,000 respectively resulting in net loss of $994,000, and $454,000 respectively in 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002.

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, lease income was $1,646,000 and $142,000, respectively. For the year ended December 31, 2003 the Partnership entered into approximately 87 leases, and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership entered into approximately 33 leases.

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership recognized interest income of $27,000, and

$8,000, respectively as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners

         For the year ended December 31, 2003 the Partnership sold equipment with a net book value of $14,000 for a net gain of approximately $400. For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership sold equipment with a net book value of $106,000 for net loss of approximately $6,000.

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $1,180,000 and $443,000, respectively. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $119,000, an increase in legal fees of approximately $25,000, an increase in travel expenses of approximately $50,000, an increase in insurance of approximately $7,000, an increase in conventions of approximately $23,000, an increase in postage of approximately $32,000, an increase in printing services of approximately $74,000, an increase in accounting fees of approximately $71,000, an increase in outside office services of approximately $36,000, an increase in office supplies of approximately $15,000, an increase in advertising of approximately $37,000, an increase in due diligence of approximately $109,000 and an increase in miscellaneous administrative expenses of approximately $30,000.

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, organizational costs were approximately $103,000 and $38,000, respectively.

         The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the equipment management fee was approximately $81,000 and $7,000 respectively.

         For the year ended December 31, 2003 interest expense was approximately $42,000, as a result of new leases with associated debt obligations purchased during the first quarter of 2003. There was no interest expense incurred during the period of July 8, 2002 (Commencement of Operations) through December 31, 2002.

         Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, these expenses totaled approximately $1,266,000 and $110,000, respectively.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the year ended December 31, 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002.

NET LOSS

         For the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, net loss was $994,000 and $454,000, respectively.

COMMITMENTS AND CONTINGENCIES

         Contractual Cash Obligations

         The following table presents our contractual cash obligations as of December 31, 2003:

                                                 Payments due by period

                                         Total           2004        2005-2006
                                       ---------------------------------------
Installment notes payable due 2004:

     Principal                         $   56,857      $ 56,857       $     --

     Interest                               1,715         1,715             --

Installment notes payable due 2005:

     Principal                            396,330       273,214        123,116

     Interest                              19,552        16,778          2,774

Installment notes payable due 2006:

     Principal                          1,363,481       567,768        795,713

     Interest                              91,844        59,493         32,351
------------------------------------------------------------------------------

Total                                  $1,929,779      $975,825       $953,954
==============================================================================

                        RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

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

Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                    SFAS 150

         In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 9A: CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I, Commonwealth Income and Growth Fund II and Commonwealth Income & Growth Fund III. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as

General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager
                           of the General Partner & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General
                           Partner & CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Michelle Onuffer           Assistant Vice President and Accounting Manager of
                           the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the
                           General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the
                           General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager
                           of the General Partner & CCC

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

         Kimberly A. Springsteen, age 44, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 53, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Jay Dugan, age 55, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

         Salvatore R. Barila, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2001. From 1992 to 2001, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc., whereby he was responsible for the preparation of the monthly financial statements, budgeting and forecasting for multiple divisions and the consolidated entity. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Michelle Onuffer, age 32, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2004. Prior to CCC, she was employed by Dutch State Minds as an Accounting Manager, whereby she was responsible for month-end reporting, monthly financial statements, budgeting, and cash management. Ms. Onuffer was a registered securities representative from 1995 to 1999. She brings 4 years of securities experience and over 5 years of accounting experience. Ms. Onuffer has a B.B. in Financial Management from Goldey-Beacon College and an MBA in Accounting from the University of Phoenix.

         Dorothy A. Ferguson, age 61, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

         Karen Tramontano, age 51, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

         David Borham, age 26, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College

         The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

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

                                                                                      AMOUNT            AMOUNT
      ENTITY RECEIVING                                                               INCURRED          INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                  DURING 2003        DURING 2002
      ----------------                       --------------------                  -----------        -----------

                                       OFFERING AND ORGANIZATION STAGE

The General Partner           Organizational  Fee. An  Organization  Fee equal to     $291,000         $109,000
                              three percent of the first  $10,000,000  of Limited
                              Partners' Capital  Contributions and two percent of
                              the  Limited  Partners'  Capital   Contribution  in
                              excess  of  $10,000,000,  as  compensation  for the
                              organization of the Partnership.  It is anticipated
                              that  all   Organizational  and  Offering  Expenses
                              which  include   legal,   accounting  and  printing
                              expenses;  various  registration  and filing  fees;
                              miscellaneous  expenses related to the organization
                              and  formation of the  Partnership;  other costs of
                              registration;  and  costs  incurred  in  connection
                              with the preparation,  printing and distribution of
                              this  Report  and  other  sales   literature.   The
                              General   Partner  pays  all   Organizational   and
                              Offering   Expenses,   other   than   Underwriter's
                              Commissions   and   a    non-accountable    expense
                              allowance  payable  to the Dealer  Manager  that is
                              equal  to the  lesser  of (i)  one  percent  of the
                              Offering proceeds or (ii) $50,000.

The General Partner's         Selling  Commissions  and Dealer  Manager Fees. The    $1,318,000        $323,000
Affiliates                    amount of underwriting  commissions  (which include
                              selling  commissions  and dealer manager fees) will
                              range  between  four and nine  percent  of  capital
                              contributions  based  upon  the  quantity  of units
                              sold to a single  investor. The  units  are   being
                              offered to the public through  Commonwealth Capital
                              Securities  Corp.,  which   will  receive   selling
                              commissions  of up to eight percent on all sales of
                              units and will  act as the dealer manager for which
                              it  will  receive  a  dealer  manager  fee  of  one
                              percent  on   all  sales  of  units.  In  addition,
                              during    2003,    the    Partnership   paid    CCC
                              approximately $156,000 for additional  underwriting
                              expenses.

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES

The General Partner           Equipment    Acquisition    Fee.    An    Equipment      $490,000         $123,000
                              Acquisition  Fee of four  percent  of the  Purchase
                              Price  of  each  item  of  Equipment  purchased  as
                              compensation    for   the    negotiation   of   the
                              acquisition  of the Equipment and the lease thereof
                              or sale under a  Conditional  Sales  Contract.  The
                              fee was paid  upon  each  closing  of the  Offering
                              with  respect  to the  Equipment  purchased  by the
                              Partnership  with the net  proceeds of the Offering
                              available  for  investment  in  Equipment.  If  the
                              Partnership   acquires   Equipment   in  an  amount
                              exceeding   the  net   proceeds  of  the   Offering
                              available  for  investment  in  Equipment,  the fee
                              will be paid when such  Equipment is  acquired.  Of
                              this amount,  approximately $89,000 has been earned
                              by  the  General  Partner   relating  to  equipment
                              acquired  in  2003.   The   remaining   balance  of
                              approximately   $34,000   will   be   earned   with
                              acquisitions in future periods.

                                                                                      AMOUNT            AMOUNT
      ENTITY RECEIVING                                                               INCURRED          INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                  DURING 2003        DURING 2002
      ----------------                       --------------------                  -----------        -----------

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES
The General Partner and its   Reimbursable   Expenses.   The   General   and  its      $673,000         $366,000
Affiliates                    Affiliates  Partner are  entitled to  reimbursement
                              by the Partnership for the cost of goods,  supplies
                              or  services  obtained  and  used  by  the  General
                              Partner in connection with the  administration  and
                              operation  of the  Partnership  from third  parties
                              unaffiliated   with   the   General   Partner.   In
                              addition,  the  General  Partner and its affiliates
                              are entitled  to  reimbursement of certain expenses
                              incurred  by the General Partner and its affiliates
                              in   connection   with   the   administration   and
                              operation  of  the  Partnership.  The  amounts  set
                              forth  on  this  table  do  not  include   expenses
                              incurred in the offering of Units.

The General Partner           Debt Placement Fee. As  compensation  for arranging      $22,000             $0
                              Term Debt to finance the  acquisition  of Equipment
                              to the  Partnership,  a fee equal to one percent of
                              such  indebtedness;  provided,  however,  that such
                              fee  is  reduced  to  the  extent  the  Partnership
                              incurs such fees to third  Parties,  un  affiliated
                              with  the  General  Partner  or  the  lender,  with
                              respect  to such  indebtedness  and no such  fee is
                              paid with  respect to  borrowings  from the General
                              Partner or its Affiliates.

The General Partner           Equipment  Management  Fee. A monthly  fee equal to      $82,000           $7,000
                              the lesser of (I) the fees  which  would be charged
                              by an independent  third party for similar services
                              for  similar  equipment  or (ii) the sum of (a) two
                              percent   of   (1)   the   Gross   Lease   Revenues
                              attributable  to Equipment which is subject to Full
                              Payout  Net   Leases   which   contain   net  lease
                              provisions  plus  (2) the  purchase  price  paid on
                              Conditional  Sales  Contracts  as  received  by the
                              Partnership  and  (b)  five  percent  of the  Gross
                              Lease Revenues  attributable  to Equipment which is
                              subject to Operating Leases.

The General Partner           Re-Lease   Fee.  As   Compensation   for  providing         $0               $0
                              re-leasing  services  for any  Equipment  for which
                              the General  Partner has,  following the expiration
                              of, or  default  under,  the most  recent  lease of
                              Conditional  Sales Contract,  arranged a subsequent
                              lease of Conditional  Sales Contract for the use of
                              such  Equipment to a lessee or other  party,  other
                              than the  current  or most  recent  lessee of other
                              operator  of  such   equipment  or  its  Affiliates
                              ("Re-lease"),  the General Partner will receive, on
                              a  monthly  basis,  a  Re3-lease  Fee  equal to the
                              lesser of (a) the fees  which  would be  charged by
                              an independent  third party of comparable  services
                              for  comparable  equipment  or (b) two  percent  of
                              Gross Lease Revenues  derived from such Re-lease.

The General Partner           Equipment  Liquidation  Fee.  With  respect to each        $1,000          $3,000
                              item  of  Equipment  sold  by the  General  Partner
                              (other than in connection with a Conditional  Sales
                              Contract),  a fee equal to the lesser of (i) 50% of
                              the  Competitive  Equipment Sale Commission or (ii)
                              three   percent   of  the  sales   price  for  such
                              Equipment.  The payment of such fee is subordinated
                              to the  receipt by the  Limited  Partners  of (i) a
                              return  of  their  Capital  Contributions  and  10%
                              annum  cumulative  return,   compounded  daily,  on
                              Adjusted    Capital    Contributions     ("Priority
                              Return")  and  (ii)  the Net  Disposition  Proceeds
                              from such sale in accordance  with the  Partnership
                              Agreement.  Such fee is  reduced  to the extent any
                              liquidation    or   resale   fees   are   paid   to
                              unaffiliated parties.

                                                                                      AMOUNT            AMOUNT
      ENTITY RECEIVING                                                               INCURRED          INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                  DURING 2003        DURING 2002
      ----------------                       --------------------                  -----------        -----------

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES
The General Partner           Partnership  Interest.  The  General  Partner has a      $9,407             $874
                              present  and  continuing  one  percent  interest of
                              $1,000 in the Partnership's  item of income,  gain,
                              loss,  deduction,  credit,  and tax preference.  In
                              addition,  the General Partner receives one percent
                              of  Cash  Available  for  Distribution   until  the
                              Limited  Partners  have received  distributions  of
                              Cash  Available  for  Distribution  equal  to their
                              Capital  Contributions plus the 10% Priority Return
                              and  thereafter,  the General  Partner will receive
                              10% of Cash Available for Distribution.

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

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lender charge on comparable loans. The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

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

"Effective Date" means October 19, 2002, the date on which the Partnership's Registration Statement on Form S-1 was declared effective by the United States Securities and Exchange Commission.

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

"Initial Closing" means July 8, 2003, the date after the Minimum Subscription Amount was received on which funds to acquire Units were released from the Escrow Account and distributed to the Partnership for the acquisition of Units by Limited Partners.

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

"Partner (s)" means any one or more of the General Partner and the Limited Partners.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund IV

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2003 and 2002

         Statements of Operations for the period of July 8, 2002 (Commencement of Operations) through the year ended December 31, 2003

         Statements of Partners' Capital for the years ended December 31, 2003 and 2002

         Statements of Cash Flows for the period of July 8, 2002 (Commencement of Operations) through the year ended December 31, 2003

         Notes to Financial Statements

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

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-62526)

(b) Reports on Form 8-K

(c) Exhibits.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2003 by the undersigned thereunto duly authorized.

                                 COMMONWEALTH INCOME & GROWTH FUND IV
                                       By:   COMMONWEALTH INCOME &
                                             GROWTH FUND, INC., General Partner

                                 By:   /s/ George S. Springsteen
                                       ------------------------------------
                                           George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004:

SIGNATURE                                            CAPACITY
---------                                            --------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                                             Commonwealth Income
                                                                & Growth Fund IV


             For the year ended December 31, 2003 and the period of July 8, 2002
                          (Commencement of Operations) through December 31, 2002

                                                             Commonwealth Income
                                                                & Growth Fund IV



--------------------------------------------------------------------------------



                                                            Financial Statements
             For the year ended December 31, 2003 and the period of July 8, 2002
                          (Commencement of Operations) through December 31, 2002

                                            Commonwealth Income & Growth Fund IV

                                                                        Contents


--------------------------------------------------------------------------------

      Report of Independent Certified Public Accountants                       3

      Financial statements
          Balance sheets                                                     4-5
          Statements of operations                                             6
          Statements of partners' capital                                      7
          Statements of cash flows                                           8-9

      Notes to financial statements                                        10-21

Report of Independent Certified Public Accountants



The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV as of December 31, 2003 and 2002, the related statements of operations and cash flows for the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002 and the related statements of partners' capital for the year ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ BDO Seidman, LLP


Philadelphia, Pennsylvania
March 12, 2004

-----------------------------------------------------------------------------------------------------------------

December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                         $ 4,644,293         $   510,780
Lease income receivable                                                                88,996              30,957
Accounts receivable, affiliated limited partnerships                                   52,902               6,000
Other receivables                                                                       3,737                  --
Deferred revenue                                                                        2,438                  --
Refundable deposits                                                                     1,130                  --
Receivables from sales of equipment                                                        --             103,610
-----------------------------------------------------------------------------------------------------------------

                                                                                    4,793,496             651,347
-----------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                        10,738,728           2,110,606
Accumulated depreciation                                                           (1,285,576)            (92,931)
-----------------------------------------------------------------------------------------------------------------

                                                                                    9,453,152           2,017,675
-----------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net
     of accumulated amortization of $72,840 and
     $4,753, respectively                                                             378,428              79,672
Prepaid acquisition fees, General Partner                                             177,841              33,905
Accounts receivable, Commonwealth Capital Corp                                        229,801                  --
-----------------------------------------------------------------------------------------------------------------

                                                                                      786,070             113,577
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $15,032,718         $ 2,782,599
=================================================================================================================

                                                                             Commonwealth Income & Growth Fund IV


                                                                                         Statements of Operations


-----------------------------------------------------------------------------------------------------------------

December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable, primarily for equipment purchases                          $ 2,325,446         $    20,486
     Accounts payable, General Partner                                                 71,024                 806
     Other accrued expenses                                                            17,000                  --
     Accounts payable, Commonwealth Capital Corp.                                          --              61,807
     Unearned lease income                                                            102,485               6,514
     Notes payable                                                                  1,816,668                  --
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   4,332,623              89,613
-----------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited Partners                                                              10,699,095           2,691,986
-----------------------------------------------------------------------------------------------------------------

Total partners' capital                                                            10,700,095           2,692,986
-----------------------------------------------------------------------------------------------------------------


Total liabilities and partners' capital                                           $15,032,718         $ 2,782,599
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                                             Commonwealth Income & Growth Fund IV


                                                                                         Statements of Operations


------------------------------------------------------------------------------------------------------------------------

                                                                                                       For the period
                                                                                                        July 8, 2002
                                                                                                     (Commencement of
                                                                                                    Operations) through
                                                                                                         December 31,
Year ended December 31,                                                                    2003            2002 (1)
------------------------------------------------------------------------------------------------------------------------
Income
     Lease                                                                         $  1,645,547          $   142,205
     Interest and other                                                                  32,719                8,329
     Gain on sale of computer equipment                                                     384                   --
--------------------------------------------------------------------------------------------------------------------

Total income                                                                          1,678,650              150,534
--------------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                                1,180,077              443,358
     Organizational costs                                                               103,146               38,079
     Equipment management fee, General Partner                                           81,840                7,111
     Interest                                                                            42,366                   --
     Depreciation                                                                     1,196,712              100,702
     Amortization of equipment acquisition costs and deferred expenses                   68,957                9,319
     Loss on sale of computer equipment                                                      --                5,886
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                                        2,673,098              604,455
--------------------------------------------------------------------------------------------------------------------

Net (loss)                                                                         $   (994,448)         $  (453,921)
=====================================================================================================================

Net (loss) per equivalent limited partnership unit                                 $      (1.92)         $     (3.77)
Weighted average number of equivalent
     limited partnership units outstanding during the year                              515,678              120,510
====================================================================================================================

                                 See accompanying notes to financial statements.

(1) Although the Partnership was formed on May 15, 2001, the Partnership did not commence operations until July 8, 2002.

                                                                              Commonwealth Income & Growth Fund IV


                                                                                   Statements of Partners' Capital

------------------------------------------------------------------------------------------------------------------


                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 (1)                50            --        $ 1,000      $         --       $      1,000

Contributions                                 --       181,566             --         3,626,554          3,626,554
Offering costs                                --            --             --          (393,230)          (393,230)
Net income (loss) (2)                         --            --            874          (454,795)          (453,921)
Distributions                                 --            --           (874)          (86,543)           (87,417)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                    50       181,566        $ 1,000      $  2,691,986       $  2,692,986

Contributions                                 --       568,384             --        11,341,175         11,341,175
Offering costs                                --            --             --        (1,403,719)        (1,403,719)
Net income (loss)                             --            --          9,407        (1,003,855)          (994,448)
Distributions                                 --            --         (9,407)         (926,492)          (935,899)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                    50       749,950        $ 1,000      $ 10,699,095       $ 10,700,095
==================================================================================================================

                                 See accompanying notes to financial statements.

(1) The General Partner contributed $1,000 in exchange for 50 units of the Partnership when the Partnership was organized in May 2001.

(2) Net income (loss) is for the period July 8, 2002 (Commencement of Operations) through December 31, 2002.

                                                                         Commonwealth Income & Growth Fund IV


                                                                                     Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------


Year ended December 31,                                                           2003                   2002
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                           $   (994,448)           $  (453,921)
     Adjustments to reconcile net (loss) to net
         cash provided by (used in) operating activities
              Depreciation and amortization                                  1,265,669                110,021
              (Gain) loss on sale of computer
                  equipment                                                       (384)                 5,886
              Other noncash activities included in
                  determination of net (loss)                                 (427,805)                    --
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                                  (58,039)               (30,957)
                      Accounts receivable,
                           affiliated limited partnerships                     (46,902)                (6,000)
                      Other receivables                                         99,873               (103,610)
                      Deferred revenue                                          (2,438)                    --
                      Refundable deposits                                       (1,130)                    --
                  Increase (decrease) in liabilities
                      Accounts payable                                       2,304,960                 20,486
                      Accounts payable, General
                           Partner                                              70,218                    806
                      Accounts payable,
                           Commonwealth Capital Corp.                          (61,807)                61,807
                      Other accrued expenses                                    17,000                     --
                      Unearned lease income                                     95,971                  6,514
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                          2,260,738               (388,968)
-------------------------------------------------------------------------------------------------------------

                                                                         Commonwealth Income & Growth Fund IV


                                                                                     Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------


Year ended December 31,                                                           2003                   2002
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
      Capital expenditures                                                $ (6,401,395)          $ (2,224,765)
      Prepaid acquisition fees to the General Partner                         (143,936)               (33,905)
      Net proceeds from sale of computer
          equipment                                                             14,063                100,502
      Equipment acquisition fees to the General
         Partner                                                              (345,835)               (88,991)
-------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                     (6,877,103)            (2,247,159)
-------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities
      Contributions                                                         11,341,175              3,626,554
      Offering costs                                                        (1,403,719)              (393,230)
      Distributions to partners                                               (935,899)               (87,417)
      Other receivable, Commonwealth Capital Corp.                            (229,801)                    --
      Debt placement fee to the General
          Partner                                                              (21,878)                    --
 ------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                   8,749,878              3,145,907
 ------------------------------------------------------------------------------------------------------------

 Net increase in cash and cash equivalents                                   4,133,513                509,780

 Cash and cash equivalents at beginning of year                                510,780                  1,000
 ------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of year                                 $  4,644,293           $    510,780
 ============================================================================================================

                                 See accompanying notes to financial statements.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1. Business             Commonwealth Income & Growth Fund IV (the "Partnership")
                        is a limited partnership organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership is offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the
                        "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of September 15, 2003, the Partnership had reached full subscription, receiving $14,968,729 in contributions from limited and general partners, amounting to 750,000 units.

                        The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

                        The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association
                        (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2012.

                        Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2003, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2003 reflect an annual return of capital in the amount of approximately $1.80 per weighted average number of limited partnership units outstanding during the year. During 2002, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2002 reflect an annual return of capital in the amount of approximately $.72 per weighted average number of limited partnership units outstanding during the year.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

2. Summary of           Revenue Recognition
   Significant
   Accounting           Through December 31, 2003, the Partnership has only
   Policies             entered into operating leases. Lease revenue is
                        recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                        Long-Lived Assets

                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset, including cash flows from lease revenues and proceeds from the sale of equipment. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

                        Recent Accounting Pronouncements

                                        Interpretation No. 45

                        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                                        Interpretation No. 46

                        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                SFAS 150

                        In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

3. Computer             The Partnership is the lessor of equipment under
   Equipment            operating leases with periods ranging from 16 to 36
                        months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                        The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2003:

                        Year ending December 31,                     Amount
                        ------------------------------------------------------

                            2004                                   $ 3,315,000
                            2005                                     2,915,000
                            2006                                     1,367,000
                        ------------------------------------------------------

                                                                   $ 7,597,000
                        ======================================================

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Lease income from two lessees, exceeding 10% of lease revenue, represented approximately 34% of lease income for the period ended December 31, 2003. Lease income from five lessees, each exceeding 10% of lease revenue, represented approximately 85% of lease income for the period ended December 31, 2002.

                        As of December 31, 2003, four lessees comprised approximately 81% of the Partnership's accounts receivable. As of December 31, 2002, two lessees comprised approximately 96% of the Partnership's accounts receivable.

4. Related Party        Organizational Fee
   Transactions
                        The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital
                        Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2003 and 2002, the Partnership has paid approximately $291,000 and $109,000, respectively, in organizational fees.

                        Selling Commission and Dealer Manager Fees

                        The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount has been sold. During 2003 and 2002, selling commissions and dealer manager fees of approximately $ 1,162,000 and $323,000, respectively, were paid to CCSC. In addition, during 2003, the Partnership paid CCC approximately $156,000 for additional underwriting expenses.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Reimbursable Expenses

                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. An understanding exists between CCC and the Partnership, whereby CCC will not be reimbursed for the administration of the Partnership for as long as the Partnership has not broken escrow. When the Partnership reached the minimum amount to break escrow, the Partnership reimbursed CCC for its share of the expenses to administer the Partnership retroactively from the effective date through the date of the first closing. During 2003 and 2002, the Partnership recorded $673,000 and $366,000, respectively, for reimbursement of expenses to the General Partner. This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002.

                        Equipment Acquisition Fee

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2003, equipment acquisition fees of approximately $490,000 were paid to the General Partner. Approximately $346,000 has been earned by the General Partner relating to equipment acquired in 2003, including $34,000 which was paid to the General Partner during 2002. The balance of approximately $178,000 will be earned with acquisitions in future periods. During 2002, equipment acquisition fees of approximately $123,000 were paid to the General Partner. Of this amount, approximately $89,000 has been earned by the General Partner relating to equipment acquired in 2002.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Debt Placement Fee

                        As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2003, the Partnership paid approximately $22,000 in debt placement fees to the General Partner. There were no debt placement fees paid to the General Partner during 2002.

                        Equipment Management Fee

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2003 and 2002, equipment management fees of approximately $82,000 and $7,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                        Release Fee

                        As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2003 and 2002.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Equipment Liquidation Fee

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2003 and 2002, the General Partner earned equipment liquidation fees of approximately $1,000 and $3,000, respectively.

                        Accounts Receivable - Commonwealth Capital Corp

                        As of December 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $230,000, which originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing the quarter ending March, 2004.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

5. Notes Payable        Notes payable consisted of the following:

                        December 31,                                           2003           2002
                        ----------------------------------------------------------------------------
                        Installment notes payable to banks; interest
                        ranging from 5.75% to 7.75%, due in monthly
                        installments ranging from $60 to $1,980,
                        including interest, with final payments from
                        June through December 2004.                        $    56,857      $     --

                        Installment notes payable to banks; interest
                        ranging from 5.00% to 6.75%, due in monthly
                        installments ranging from $151 to $4,212,
                        including interest, with final payments from
                        January through December 2005.                         396,330            --

                        Installment notes payable to banks; interest
                        ranging from 4.85% to 6.00%, due in monthly
                        installments ranging from $155 to $22,902,
                        including interest, with final payments from
                        January through August 2006.                         1,363,481            --
                        ----------------------------------------------------------------------------
                                                                           $ 1,816,668      $     --
                        ============================================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2003 are as follows:

                        Year ending December 31,                         Amount
                        -------------------------------------------------------

                            2004                                    $   897,838
                            2005                                        716,219
                            2006                                        202,611
                        -------------------------------------------------------
                                                                    $ 1,816,668
                        =======================================================

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

6. Supplemental         Other noncash activities included in the determination
   Cash Flow            of net loss are as follows:
   Information

Year ended December 31,                                                     2003       2002
-------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct payment of
     principal by lessee to bank                                       $ 347,571     $   --

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired                      80,234         --
-------------------------------------------------------------------------------------------

Total adjustment to net (loss) from other noncash activities           $ 427,805     $   --
===========================================================================================

                        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                        Noncash investing and financing activities include the following:

Year ended December 31,                                                     2003       2002
-------------------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                           $ 2,164,000   $     --
===========================================================================================

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

7. Reconciliation of Net (Loss)
   Reported for Financial
   Reporting Purposes to Taxable
   (Loss) on the Federal
   Partnership Return

Year ended December 31,                                                      2003                  2002
-------------------------------------------------------------------------------------------------------
Net (loss) for financial reporting
      purposes                                                       $   (994,448)         $   (453,921)
      Adjustments
          (Loss) on sale of computer equipment                                 --               (12,336)
          Depreciation                                                 (2,548,774)             (611,138)
          Amortization                                                     39,289                 7,002
          Organizational costs                                            149,424                38,079
          Unearned lease income                                            97,584                 3,506
          Other                                                           120,188                50,883
 ------------------------------------------------------------------------------------------------------
 Taxable (loss) on the Federal
      Partnership return                                             $ (3,136,737)         $   (977,925)
 ======================================================================================================

                        The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                        Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8. Quarterly Results    Summarized quarterly financial data for the year ended
   of Operation         December 31, 2003 is as follows:
   (Unaudited)

                                                                         Quarter ended
                                             --------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
-----------------------------------------------------------------------------------------------------------------
2003

Revenues
     Lease and other                           $  271,842       $  318,179         $   396,443         $  691,802
     Gain on sale of computer equipment
                                                       --               --                  --                384
-----------------------------------------------------------------------------------------------------------------
Total revenues                                    271,842          318,179             396,443            692,186

Total costs and expenses                          481,373          711,654             767,544            712,527
-----------------------------------------------------------------------------------------------------------------

Net (loss)                                     $ (209,531)      $ (393,475)        $  (371,101)        $  (20,341)
=================================================================================================================

(Loss) per limited partner unit                $    (0.94)      $    (0.99)        $     (0.55)        $    (0.03)
=================================================================================================================

                                            Commonwealth Income & Growth Fund IV


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Summarized quarterly financial data for the year ended December 31, 2002 is as follows:

                                                                         Quarter ended
                                             --------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
-----------------------------------------------------------------------------------------------------------------
2002

Revenues                                       $       --       $       --         $    19,444         $  131,090
-----------------------------------------------------------------------------------------------------------------

Costs and expenses
         Costs and expenses                            --               --             227,245            371,324
         Loss on sale of computer
                  equipment                            --               --                  --              5,886
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               --               --             227,245            377,210
-----------------------------------------------------------------------------------------------------------------

Net (loss)                                     $       --       $       --         $  (207,801)          (246,120)
=================================================================================================================

(Loss) per limited partner unit                $       --       $       --         $     (2.56)        $    (1.57)
=================================================================================================================