Form 10-Q
period 2004-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2004-05-17
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                        Commission File Number: 33-62526

                      COMMONWEALTH INCOME & GROWTH FUND IV
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23- 3080409
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

                            COMMONWEALTH INCOME & GROWTH FUND IV
                                       BALANCE SHEETS

                                                              MARCH 31,         DECEMBER 31,
                                                                2004               2003
                                                             -----------        -----------
                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                                    $ 1,518,488        $ 4,644,293

Lease income receivable                                          141,237             88,996

Other receivables - affiliated limited partnerships               68,994             56,639
Deferred revenue                                                   2,057              2,438
Refundable deposits                                                1,130              1,130
Prepaid expenses                                                  32,507                  -
                                                             -----------        -----------
                                                               1,764,413          4,793,496
                                                             -----------        -----------



Computer equipment, at cost                                   11,270,077         10,738,728
Accumulated depreciation                                      (1,948,021)        (1,285,576)
                                                             -----------        -----------
                                                               9,322,056          9,453,152
                                                             -----------        -----------

Equipment acquisition costs and deferred expenses, net           361,808            378,428
Other receivables - Commonwealth Capital Corp                    313,240            229,801
Prepaid acquisition fees                                         153,277            177,841
                                                             -----------        -----------
                                                                 828,325            786,070
                                                             -----------        -----------

TOTAL ASSETS                                                 $11,914,794        $15,032,718
                                                             ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable, primarily for equipment purchases               65,332          2,325,446
Accounts payable - General Partner                                 4,941             71,024
Other accrued expenses                                            12,100             17,000
Unearned lease income                                            111,420            102,485
Notes payable                                                  1,566,789          1,816,668
                                                             -----------        -----------
TOTAL LIABILITIES                                              1,760,582          4,332,623
                                                             -----------        -----------

PARTNERS' CAPITAL
General partner                                                    1,000              1,000
Limited partners                                              10,153,212         10,699,095
                                                             -----------        -----------
TOTAL PARTNERS' CAPITAL                                       10,154,212         10,700,095
                                                             -----------        -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $11,914,794        $15,032,718
                                                             ===========        ===========


                       see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                            STATEMENTS OF OPERATIONS



                                                     THREE MONTHS        THREE MONTHS
                                                         ENDED              ENDED
                                                       MARCH 31,          MARCH 31,
                                                         2004                2003
                                                      ----------          ---------
                                                                (UNAUDITED)
INCOME
Lease                                                 $  967,692          $ 270,255
Interest and other                                         7,663              1,587
                                                      ----------          ---------
TOTAL INCOME                                             975,355            271,842
                                                      ----------          ---------

EXPENSES
Operating, excluding depreciation                        338,370            238,056
Organizational costs                                           -             22,067
Equipment management fee - General Partner                48,385             13,513
Interest                                                  28,052             10,442
Depreciation                                             686,836            186,548
Amortization of equipment
  acquisition costs and deferred expenses                 41,184             10,747
Loss on sale of computer equipment                         2,919                  -
                                                      ----------          ---------
TOTAL EXPENSES                                         1,145,746            481,373
                                                      ----------          ---------
NET (LOSS)                                            $ (170,391)         $(209,531)
                                                      ==========          =========
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                    $    (0.23)         $   (0.94)
                                                      ==========          =========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          749,950            222,915
                                                      ==========          =========








                   see accompanying notes to financial statements

                                               COMMONWEALTH INCOME & GROWTH FUND IV
                                                 STATEMENTS OF PARTNERS' CAPITAL

                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                               (UNAUDITED)

                                                GENERAL          LIMITED
                                                PARTNER          PARTNER           GENERAL           LIMITED
                                                 UNITS            UNITS            PARTNER           PARTNER            TOTAL
                                                -------          -------           -------         -----------       -----------
PARTNERS' CAPITAL - DECEMBER 31, 2003                50          749,950           $ 1,000         $10,699,095       $10,700,095
  Net income (loss)                                   -                -             3,755            (174,146)         (170,391)
  Distributions                                       -                -            (3,755)           (371,737)         (375,492)
                                                -------          -------           -------         -----------       -----------
PARTNERS' CAPITAL - MARCH 31, 2004                   50          749,950           $ 1,000         $10,153,212       $10,154,212
                                                =======          =======           =======         ===========       ===========






                 see accompanying notes to financial statements

                                 COMMONWEALTH INCOME & GROWTH FUND IV
                                        STATEMENTS OF CASH FLOW
                          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                          2004                2003
                                                                      -----------          ----------
OPERATING ACTIVITIES                                                             (UNAUDITED)
Net (loss)                                                            $  (170,391)         $ (209,531)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities
      Depreciation and amortization                                       728,020             197,295
      Loss on sale of computer equipment                                    2,919                   -
      Other noncash activities included in
          determination of net (loss)                                    (249,879)            (73,420)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                     (52,241)             28,519
              Deferred revenue                                                381                   -
              Other receivables - affiliated limited partnerships         (12,355)            (18,141)
              Refundable deposits                                               -              (1,130)
              Prepaid expenses                                            (32,507)                  -
         Increase (decrease) in liabilities
              Accounts payable                                         (2,260,114)             56,835
              Accounts payable, Common Capital Corp.                            -             (61,807)
              Accounts payable, General Partner                           (66,083)             17,782
              Other accrued expenses                                       (4,900)                  -
              Unearned lease income                                         8,935              43,749
                                                                      -----------          ----------
NET CASH (USED IN) OPERATING ACTIVITIES                                (2,108,215)            (19,849)
                                                                      -----------          ----------

INVESTING ACTIVITIES:
Capital Expenditures                                                     (614,091)           (170,062)
Prepaid acquisition fees                                                        -             (67,595)
Net proceeds from sale of computer equipment                               55,432                   -
Equipment acquisition fees paid to General Partner                              -             (39,809)
                                                                      -----------          ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (558,659)           (277,463)
                                                                      -----------          ----------

FINANCING ACTIVITIES:
Contributions                                                                   -           2,101,649
Offering Costs                                                                  -            (231,843)
Distributions to partners                                                (375,492)           (104,520)
Other receivable, CCC                                                     (83,439)           (123,923)
Debt Placement fee paid to the General Partner                                  -              (8,160)
                                                                      -----------          ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (458,931)          1,633,203
                                                                      -----------          ----------


Net (decrease) increase in cash and cash equivalents                   (3,125,805)          1,335,891
Cash and cash equivalents, beginning of period                          4,644,293             510,780
                                                                      -----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,518,488          $1,846,671
                                                                      ===========          ==========



                            see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.      BUSINESS                   Commonwealth Income & Growth Fund IV (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership was offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002 and was fully subscribed on September 15, 2003.

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

2.      SUMMARY OF                 BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                 The financial information presented as of any
        POLICIES                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2004.

                                   REVENUE RECOGNITION

                                   Through March 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2004, there is no impairment.

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

                                   OFFERING COSTS

                                   Offering costs are payments for selling
                                   commissions, dealer manager fees,
                                   professional fees and other offering expenses relating to the syndication. Selling commissions were 8% of the partners' contributed capital and dealer manager fees were 1% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

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

                                   The Partnership's share of the computer
                                   equipment in which they participate at March
                                   31, 2004 and December 31, 2003 was
                                   approximately $8,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at
                                   March 31, 2004 and December 31, 2003 was approximately $48,000 for both period ends.

                               The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2004:
                                                                       Amount
                                                                     ----------
                               Nine Months ended December 31, 2004   $3,002,000
                               Year Ended December 31, 2005           3,754,000
                               Year Ended December 31, 2006           2,188,000
                               Year Ended December 31, 2007              17,000
                                                                     ----------
                                                                     $8,961,000
                                                                     ==========

4.      RELATED PARTY
        TRANSACTIONS
                               OTHER RECEIVABLES

                               As of March 31, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $313,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004.

                               REIMBURSABLE EXPENSES

                               The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2004 and 2003, the Partnership recorded $311,000 and $211,000, respectively, for reimbursement of expenses to the General Partner.

                               EQUIPMENT ACQUISITION FEE

                               The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the three months ended March 31, 2004 and 2003, equipment acquisition fees of approximately $25,000 and $40,000, respectively, were earned by the General Partner.

                               DEBT PLACEMENT FEE

                               As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the three months ended March 31, 2003, debt placement fees of approximately $8,000 were earned by the General Partner. There were no debt placement fees earned by the General Partner during the three months ended March 31, 2004.

                               EQUIPMENT MANAGEMENT FEE

                               The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2004 and 2003, equipment management fees of approximately $48,000 and $14,000, respectively, were earned by the General Partner.

                               EQUIPMENT LIQUIDATION FEE

                               With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2004, equipment liquidation fees of approximately $2,000 were earned by the General Partner. There were no equipment liquidation fees earned by the General Partner during the three months ended March 31, 2003.

5. NOTES PAYABLE               Notes payable consisted of the following:

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2004                2003
                                                                                   ---------         ------------
                               Installment notes payable to banks; interest
                               ranging from 5.75% to 7.75%, due in monthly
                               installments ranging from $60 to $1,980,
                               including interest, with final payments due from
                               June through December 2004.                         $  38,738           $   56,857

                               Installment notes payable to banks; interest
                               ranging from 5.00% to 6.75%, due in monthly
                               installments ranging from $151 to $4,212,
                               including interest, with final payments due from
                               January through December 2005.                        298,418              396,330

                               Installment notes payable to banks; interest
                               ranging from 4.85% to 6.00%, due in monthly
                               installments ranging from $155 to $22,902,
                               including interest, with final payments due in
                               January thru August 2006.                           1,229,633            1,363,481
                                                                                  ----------            ---------
                                                                                  $1,566,789            1,816,668
                                                                                  ==========            =========

                                    These notes are secured by specific computer
                                    equipment and are nonrecourse liabilities of
                                    the Partnership. Aggregate maturities of
                                    notes payable for each of the periods
                                    subsequent to March 31, 2004 are as follows:
                                                                                                         Amount
                                                                                                       ----------
                                       Nine months ended December 31, 2004                             $  650,649
                                       Year ended December 31, 2005                                       713,529
                                       Year ended December 31, 2006                                       202,611
                                                                                                       ----------
                                                                                                       $1,566,789
                                                                                                       ----------


6.      SUPPLEMENTAL           Other noncash activities included in the
        CASH FLOW              determination  of net  loss are as follows:
        INFORMATION

Three Months Ended March 31,                       2004        2003
                                                 --------    --------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank
                                                 $249,879    $ 73,240

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                               Noncash investing and financing activities
include the following:

Three Months Ended March 31,                       2004        2003
                                                 --------    --------

   Debt assumed in connection with purchase of
     computer equipment                          $      -    $816,000
                                                 --------    --------

   Equipment acquisition fees earned by
     General Partner upon purchase of
     equipment from prepaid acquisition fees     $ 24,564           -
                                                 --------    --------

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

REVENUE RECOGNITION

Through March 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2004 was from net proceeds received from sale of equipment of approximately $55,000. The Partnership's primary source of capital for the three months ended March 31, 2003 was contributions of approximately $2,102,000. The primary uses of cash for the three months ended March 31, 2004 and 2003 were for capital expenditures for new equipment of approximately $614,000 and $170,000, respectively, and the payment of preferred distributions to partners of approximately $375,000 and $105,000, respectively. The Partnership also incurred offering costs of approximately $232,000 and payment of an advance by the Partnership to CCC, a related party to the Partnership, in the amount of approximately $83,000 and $124,000 for the three months ended March 31, 2004 and 2003, respectively.

For the three month period ended March 31, 2004, the Partnership used cash flows from operating activities of approximately $2,108,000, which includes a net loss of approximately $170,000, payment of accounts payable, which was primarily for the purchase of equipment, of approximately $2,260,000, a loss on sale of equipment of approximately $3,000, and depreciation and amortization expenses of approximately $728,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $250,000.

For the three month period ended March 31, 2003, the Partnership used cash flows from operating activities of approximately $20,000, which includes a net loss of approximately $210,000 and depreciation and amortization expenses of approximately $197,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $73,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2004, the Partnership did not have any cash invested in these money market accounts due to a change in banks used by the Partnership.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $3,002,000 for the balance of the year ending December 31, 2004 and $5,959,000 thereafter. At March 31, 2004, the outstanding debt was $1,567,000, with interest rates ranging from 4.85% to 7.75%, and will be payable through August 2006.

As of March 31, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $313,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004.

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

The Partnership's share of the computer equipment in which they participate at March 31, 2004 and March 31, 2003 was approximately $8,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31,2004 and March 31, 2003 was approximately $48,000 for both period ends.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

For the three months ended March 31, 2004, the Partnership recognized income of approximately $975,000, and expenses of approximately $1,145,000, resulting in a net loss of approximately $170,000. For the three months ended March 31, 2003, the Partnership recognized income of approximately $272,000 and expenses of approximately $482,000 resulting in a net loss of approximately $210,000.

Lease income increased by 258% to $968,000 for the quarter ended March 31, 2004, from $270,000 for the quarter ended March 31, 2003, primarily due to the fact that more lease agreements were entered into since the quarter ended March 31, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 42% to approximately $338,000 for the quarter ended March 31, 2004, from $238,000 for the quarter ended March 31, 2003, which is primarily attributable to an increase in the amount charged by CCC of approximately $168,000 to the Partnership for the administration and operation of approximately $83,000, an increase in professional fees of approximately $57,000 and an increase in due diligence expenses of approximately $28,000. There was also a decrease in travel expenses of approximately $45,000 and a decrease in printing of approximately $12,000.

Organizational costs were approximately $22,000 for the three months ended March 31, 2003. There were no organizational costs incurred in the three months ended March 31, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 258% to approximately $48,000 for the quarter ended March 31, 2004, from $14,000 for the quarter ended March 31, 2003, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 269% to approximately $728,000 for the quarter ended March 31, 2004, from $197,000 for the quarter ended March 31, 2003 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended March 31, 2003.

Interest expense increased 169% to $28,000 for the quarter ended March 31, 2004 from $10,000 for the quarter ended March 31, 2003, primarily due to the increase in debt relating to the purchase of computer equipment and due to the fact that more lease agreements were entered into with debt since the quarter ended March 31, 2003.

The Partnership sold computer equipment with a net book value of approximately $58,000 for the quarter ended March 31, 2004, for a net loss of approximately $3,000. The Partnership did not sell computer equipment during the quarter ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2004.

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

                                           COMMONWEALTH INCOME & GROWTH FUND III
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner

May 17, 2004                               By: /s/ George S. Springsteen
------------------                            ---------------------------------
Date                                       George S. Springsteen
                                           President