Form 10-Q
period 2004-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2004-08-13
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                      COMMONWEALTH INCOME & GROWTH FUND IV
                                 BALANCE SHEETS

                                                         JUNE 30,           DECEMBER 31,
                                                          2004                 2003
                                                       ---------------------------------
                                                       (UNAUDITED)
ASSETS

Cash and cash equivalents                              $    717,733        $  4,644,293
Lease income receivable                                     161,211              88,996
Other receivables - General Partner                          57,769                   -
Other receivables - Affiliated limited partnerships         394,863              56,639
Deferred revenue                                              1,675               2,438
Refundable deposits                                           1,130               1,130
Prepaid expenses                                             23,846                   -
                                                       ---------------------------------
                                                          1,358,227           4,793,496
                                                       ---------------------------------


Computer equipment, at cost                              12,493,388          10,738,728
Accumulated depreciation                                 (2,717,742)         (1,285,576)
                                                       ---------------------------------
                                                          9,775,646           9,453,152
                                                       ---------------------------------

Equipment acquisition costs and deferred expenses, net      374,456             378,428
Other receivables - Commonwealth Capital Corp               284,576             229,801
Prepaid acquisition fees                                    136,165             177,841
                                                       ---------------------------------
                                                            795,197             786,070
                                                       ---------------------------------

TOTAL ASSETS                                           $ 11,929,070        $ 15,032,718
                                                       =================================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable, primarily for equipment purchases          77,732           2,325,446
Accounts payable - General Partner                                -              71,024
Other accrued expenses                                            -              17,000
Unearned lease income                                        62,191             102,485
Notes payable                                             1,996,842           1,816,668
                                                       ---------------------------------
TOTAL LIABILITIES                                         2,136,765           4,332,623
                                                       ---------------------------------

PARTNERS' CAPITAL
General partner                                               1,000               1,000
Limited partners                                          9,791,305          10,699,095
                                                       ---------------------------------
TOTAL PARTNERS' CAPITAL                                   9,792,305          10,700,095
                                                       ---------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $ 11,929,070        $ 15,032,718
                                                       =================================

                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                            STATEMENTS OF OPERATIONS


                                                       THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                          ENDED            ENDED           ENDED           ENDED
                                                         JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
                                                           2004             2003            2004            2003
                                                       -------------------------------------------------------------
                                                                (UNAUDITED)                     (UNAUDITED)
INCOME
Lease                                                  $ 1,067,397       $ 313,237      $ 2,035,089     $   583,492

Interest and other                                              60           4,942            7,723           6,529
                                                       -------------------------------------------------------------

TOTAL INCOME                                             1,067,457         318,179        2,042,812         590,021
                                                       -------------------------------------------------------------

EXPENSES
Operating, excluding depreciation                          160,372         426,956          498,742         665,012
Organizational costs                                             -          43,775                -          65,842
Equipment management fee - General Partner                  53,369          15,662          101,754          29,175
Interest                                                    27,660          11,207           55,712          21,649
Depreciation                                               769,721         201,141        1,456,557         387,689
Amortization of equipment
  acquisition costs and deferred expenses                   43,266          12,913           84,450          23,660
Loss on sale of computer equipment                               -               -            2,919               -

                                                       -------------------------------------------------------------
TOTAL EXPENSES                                           1,054,388         711,654        2,200,134       1,193,027
                                                       -------------------------------------------------------------

NET INCOME (LOSS)                                      $    13,069       $(393,475)     $  (157,322)    $  (603,006)
                                                       =============================================================

NET INCOME (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $      0.02       $   (0.99)     $     (0.21)    $     (1.93)
                                                       =============================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          749,950         398,671          749,950         312,047
                                                       =============================================================


                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                         STATEMENTS OF PARTNERS' CAPITAL

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                       (UNAUDITED)

                                                GENERAL      LIMITED
                                                PARTNER      PARTNER     GENERAL      LIMITED
                                                 UNITS        UNITS      PARTNER      PARTNER         TOTAL
                                            -------------------------------------------------------------------

PARTNERS' CAPITAL - DECEMBER 31, 2003                50      749,950     $ 1,000   $ 10,699,095   $ 10,700,095
  Net income (loss)                                   -            -       7,505       (164,827)      (157,322)
  Distributions                                       -            -      (7,505)      (742,963)      (750,468)
                                            ------------------------------------- -----------------------------
PARTNERS' CAPITAL - JUNE 30, 2004                    50      749,950     $ 1,000   $  9,791,305   $  9,792,305
                                            =========================  ========== ============== ==============





                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                     2004                 2003
                                                                 ----------------------------------
OPERATING ACTIVITIES                                                         (UNAUDITED)
Net (loss)                                                       $    (157,322)       $   (603,006)
Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities
       Depreciation and amortization                                 1,541,007             411,349
       Loss on sale of computer equipment                                2,919                   -
       Other noncash activities included in
          determination of net (loss)                                 (518,004)           (157,008)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                  (72,215)              3,060
              Deferred revenue                                             763              (1,052)
              Other receivable, General Partner                        (57,769)              5,241
              Receivables from sales of equipment                            -             103,610
              Other receivables - Affiliated limited partnerships     (338,224)            (29,326)
              Refundable deposits                                            -              (1,130)
              Prepaid expenses                                         (23,846)                  -
         (Decrease) increase in liabilities
              Accounts payable                                      (2,247,714)            479,704
              Accounts payable, Commonwealth Capital Corp.                   -             (61,807)
              Accounts payable, General Partner                        (71,024)                  -
              Other accrued expenses                                   (17,000)                  -
              Unearned lease income                                    (40,294)             47,221
                                                                 ----------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (1,998,723)            196,856
                                                                 ----------------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                (1,139,223)         (1,705,068)
Prepaid acquisition fees                                                     -            (147,982)
Net proceeds from the sale of computer equipment                        55,431                   -
Equipment acquisition fees paid to General Partner                     (31,820)           (100,843)
                                                                 ----------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                             (1,115,612)         (1,953,893)
                                                                 ----------------------------------

FINANCING ACTIVITIES:
Contributions                                                                -           6,285,591
Offering costs                                                               -            (687,667)
Distributions to partners                                             (750,468)           (286,179)
Accounts receivable, Commonwealth Capital Corp.                        (54,775)           (156,029)
Debt placement fee paid to the General Partner                          (6,982)             (8,160)
                                                                 ----------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (812,225)          5,147,556
                                                                 ----------------------------------


Net (decrease) increase in cash and cash equivalents                (3,926,560)          3,390,519
Cash and cash equivalents, beginning of period                       4,644,293             510,780
                                                                 ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     717,733        $  3,901,299
                                                                 ==================================


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

2.  SUMMARY OF       BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING       The  financial  information  presented as of any date other
    POLICIES         than December 31 has been prepared from the books and
                     records without audit. Financial information as of December
                     31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                     December 31, 2003. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                     REVENUE RECOGNITION

                     Through June 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                     LONG-LIVED ASSETS

                     The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2004, there is no impairment.

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

                     The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $952,000 and $8,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,913,000 and $48,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 was approximately $577,000, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 related to the equipment shared by the Partnership was approximately $1,134,000. The Partnership did not share in any outstanding debt associated with this equipment as of December 31, 2003.

                     The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2004:

                                                                         Amount
                     -----------------------------------------------------------
                     Six Months ending December 31, 2004            $ 2,152,000
                     Year Ended December 31, 2005                     4,064,000
                     Year Ended December 31, 2006                     2,458,000
                     Year Ended December 31, 2007                        66,000
                                                                     -----------
                                                                    $ 8,740,000
                     ===========================================================


4.  RELATED PARTY
    TRANSACTIONS
                     OTHER RECEIVABLES

                     As of June 30, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $285,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004. During the quarter ended June 30, 2004, CCC has reduced the receivable to the Partnership by approximately $30,000.

                     REIMBURSABLE EXPENSES

                     The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six months ended June 30, 2004 and 2003, the Partnership recorded $425,000 and $499,000, respectively, for reimbursement of expenses to the General Partner, which are included in operating expenses.

                     EQUIPMENT ACQUISITION FEE

                     The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the six months ended June 30, 2004 and 2003, equipment acquisition fees of approximately $74,000 and $101,000, respectively, were earned by the General Partner.

                     DEBT PLACEMENT FEE

                     As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the six months ended June 30, 2004 and 2003, debt placement fees of approximately $7,000 and $8,000, respectively, were earned by the General Partner.

                     EQUIPMENT MANAGEMENT FEE

                     The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2004 and 2003, equipment management fees of approximately $102,000 and $29,000, respectively, were earned by the General Partner.

                     EQUIPMENT LIQUIDATION FEE

                     With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2004, equipment liquidation fees of approximately $2,000 were earned by the General Partner. There were no equipment liquidation fees earned by the General Partner during the six months ended June 30, 2003.

5.  NOTES PAYABLE    Notes payable consisted of the following:

                                                         JUNE 30,        DECEMBER 31,
                                                           2004              2003
                     ----------------------------------------------------------------
                     Installment notes payable to
                     banks; interest ranging from
                     5.75% to 7.75%, due in monthly
                     installments ranging from $60
                     to $1,980, including interest,
                     with final payments due from
                     June through December 2004.
                                                       $    20,306       $    56,857

                     Installment notes payable to
                     banks; interest ranging from
                     5.00% to 6.75%, due in monthly
                     installments ranging from $151
                     to $4,212, including interest,
                     with final payments due from
                     January through December 2005.
                                                           272,480           396,330
                     Installment notes payable to
                     banks; interest ranging from
                     4.85% to 6.00%, due in monthly
                     installments ranging from $155
                     to $22,902, including interest,
                     with final payments due in
                     January through December 2006.
                                                         1,416,829         1,363,481

                     Installment note payable to
                     a bank; interest at 4.78%,
                     due in a monthly installment
                     of $9,868, including interest,
                     with final payment due in
                     January 2007.
                                                           287,227                 -
                                                        -----------------------------
                                                       $ 1,996,842       $ 1,816,668
                     ================================================================

                     These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2004 are as follows:

                                                                         Amount
                                                                     -----------
                     Six months ending December 31, 2004            $   558,362
                     Year ended December 31, 2005                       979,623
                     Year ended December 31, 2006                       449,029
                     Year ended December 31, 2007                         9,828
                                                                     -----------
                                                                    $ 1,996,842
                                                                     -----------

6.  SUPPLEMENTAL     Other noncash activities included in the determination of
    CASH FLOW        net loss are as follows:
    INFORMATION

Six Months Ended June 30,                        2004          2003
-------------------------------------------------------     ---------

Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal by lessee
   to bank                                    $ 518,004     $ 157,008

       No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

             Noncash investing and financing activities include the following:

Six Months Ended June 30,                        2004          2003
-------------------------------------------------------     ---------

   Debt assumed in connection with
    purchase of computer equipment            $ 698,178     $ 816,004
=====================================================================
   Equipment acquisition fees earned by
    General Partner upon purchase of
    equipment from prepaid acquisition fees   $  41,676     $  64,885
=====================================================================


    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 2 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

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

REVENUE RECOGNITION

Through June 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six months ended June 30, 2004 was from net proceeds received from sale of equipment of approximately $55,000. The Partnership's primary sources of capital for the six months ended June 30, 2003 were cash generated from operations of approximately $197,000 and contributions of approximately $6,286,000. The primary uses of cash for the six months ended June 30, 2004 and 2003 were for capital expenditures for new equipment of approximately $1,139,000 and $1,705,000, respectively, the payment of preferred distributions to partners of approximately $750,000 and $286,000, respectively, and payment of an advance by the Partnership to CCC, a related party to the Partnership, in the amount of approximately $55,000 and $156,000, respectively and cash used in operations of approximately $1,999,000 for the six months ended June 30 ,2004. The Partnership also incurred offering costs of approximately $688,000 for the six months ended June 30, 2003. The Partnership incurred no offering costs in the six months ended June 30, 2004.

For the six month period ended June 30, 2004, the Partnership used cash flows from operating activities of approximately $1,999,000, which includes a net loss of approximately $157,000, a loss on sale of equipment of approximately $3,000, payment of accounts payable, which was primarily for the purchase of computer equipment of approximately $2,240,000 and depreciation and amortization expenses of approximately $1,541,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $518,000.

For the six month period ended June 30, 2003, the Partnership generated cash flows from operating activities of $197,000, which includes a net loss of $603,000, depreciation and amortization expenses of $411,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $157,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2004, the Partnership had approximately $50,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $2,152,000 for the balance of the year ending December 31, 2004 and $6,588,000 thereafter. At June 30, 2004, the outstanding debt was $1,997,000, with interest rates ranging from 4.78% to 7.75%, and will be payable through January 2007.

As of June 30, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $285,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004. During the quarter ended June 30, 2004, CCC has reduced the receivable to the Partnership by approximately $30,000.

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

The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $952,000 and $8,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,913,000 and $48,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 was approximately $577,000, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 related to the equipment shared by the Partnership was approximately $1,134,000. The Partnership did not share in any outstanding debt associated with this equipment as of December 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

For the quarter ended June 30, 2004, the Partnership recognized income of approximately $1,067,000, and expenses of approximately $1,054,000, resulting in net income of approximately $13,000. For the quarter ended June 30, 2003, the Partnership recognized income of approximately $318,000 and expenses of approximately $711,000 resulting in a net loss of approximately $393,000.

Lease income increased by 241% to $1,067,000 for the quarter ended June 30, 2004, from $313,000 for the quarter ended June 30, 2003, primarily due to the fact that more lease agreements were entered into since the quarter ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 62% to approximately $160,000 for the quarter ended June 30, 2004, from $427,000 for the quarter ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $21,000. There was also a decrease in printing services of approximately $38,000, a decrease in due diligence expenses of approximately $66,000, a decrease in advertising of approximately $8,000, a decrease in wholesalers' expenses of approximately $23,000, a decrease in professional services of approximately $9,000 and a decrease in outside office services of approximately $91,000. During the Offering Stage, which the Partnership was in during the quarter ended June 30, 2003, the Partnership incurred certain expenses, such as wholesalers' expenses, due diligence, printing services, and various outside office services that are not being incurred during the Operational Stage, which the Partnership is currently in during the quarter ended June 30, 2004, due to the nature of the different stages in the life of the Partnership.

Organizational costs were approximately $44,000 for the quarter ended June 30, 2003. There were no organizational costs incurred in the quarter ended June 30, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 241% to approximately $53,000 for the quarter ended June 30, 2004, from $16,000 for the quarter ended June 30, 2003, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 280% to approximately $813,000 for the quarter ended June 30, 2004, from $214,000 for the quarter ended June 30, 2003 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended June 30, 2003.

Interest expense increased 147% to $28,000 for the quarter ended June 30, 2004 from $11,000 for the quarter ended June 30, 2003, primarily due to the increase in debt relating to the purchase of computer equipment and due to the fact that more lease agreements were entered into with debt since the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

For the six months ended June 30, 2004, the Partnership recognized income of approximately $2,043,000, and expenses of approximately $2,200,000, resulting in a net loss of approximately $157,000. For the six months ended June 30, 2003, the Partnership recognized income of approximately $590,000 and expenses of approximately $1,193,000 resulting in a net loss of approximately $603,000.

Lease income increased by 249% to $2,035,000 for the six months ended June 30, 2004, from $583,000 for the six months ended June 30, 2003, primarily due to the fact that more lease agreements were entered into since the six months ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 25% to approximately $499,000 for the six months ended June 30, 2004, from $665,000 for the six months ended June 30, 2003, which is primarily attributable to a decrease in printing services of approximately $51,000, a decrease in due diligence expenses of approximately $38,000, a decrease in advertising of approximately $10,000, a decrease in wholesalers' expenses of approximately $54,000, a decrease in outside office services of approximately $125,000 and a decrease in conventions of approximately $12,000. There was also an increase in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $62,000 and an increase in professional services of approximately $46,000. During the Offering Stage, which the Partnership was in during the six months ended June 30, 2003, the Partnership incurred certain expenses, such as wholesalers' expenses, due diligence, printing services, and various outside office services that are not being incurred during the Operational Stage, which the Partnership is currently in during the six months ended June 30, 2004, due to the nature of the different stages in the life of the Partnership.

Organizational costs were approximately $66,000 for the six months ended June 30, 2003. There were no organizational costs incurred in the six months ended June 30, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 249% to approximately $102,000 for the six months ended June 30, 2004, from $29,000 for the six months ended June 30, 2003, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 275% to approximately $1,541,000 for the six months ended June 30, 2004, from $411,000 for the six months ended June 30, 2003 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the six months ended June 30, 2003.

Interest expense increased 157% to $56,000 for the six months ended June 30, 2004 from $22,000 for the six months ended June 30, 2003, primarily due to the increase in debt relating to the purchase of computer equipment and due to the fact that more lease agreements were entered into with debt since the six months ended June 30, 2003.

The Partnership sold computer equipment with a net book value of approximately $58,000 for the six months ended June 30, 2004, for a net loss of approximately $3,000. The Partnership did not sell any computer equipment for the six months ended June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2004.

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

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                                    COMMONWEALTH INCOME & GROWTH FUND IV
                                        BY: COMMONWEALTH INCOME &
                                        GROWTH FUND, INC. General Partner

August 13, 2004                     By: /s/ George S. Springsteen
---------------                         -------------------------
Date                                        George S. Springsteen
                                            President