Form 10-Q
period 2004-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2004-11-15
CIK 1141615

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-62526

                   COMMONWEALTH INCOME & GROWTH FUND IV, L.P.
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

                   COMMONWEALTH INCOME & GROWTH FUND IV, L.P.
                                 BALANCE SHEETS

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2004                 2003
                                                                        ---------------------------------
                                                                          (UNAUDITED)

ASSETS

Cash and cash equivalents                                               $  1,429,271          $ 4,644,293
Lease income receivable                                                       68,776               88,996
Other receivables - General Partner                                            9,332                    -
Other receivables - Affiliated limited partnerships                                -               56,639
Deferred revenue                                                               1,294                2,438
Refundable deposits                                                            1,130                1,130
Prepaid expenses                                                               8,587                    -
                                                                        ---------------------------------
                                                                           1,518,390            4,793,496
                                                                        ---------------------------------

Computer equipment, at cost                                               13,001,306           10,738,728
Accumulated depreciation                                                  (3,509,061)          (1,285,576)
                                                                        ---------------------------------
                                                                           9,492,245            9,453,152
                                                                        ---------------------------------

Equipment acquisition costs and deferred expenses, net                       351,472              378,428
Other receivables - Commonwealth Capital Corp                                263,242              229,801
Prepaid acquisition fees                                                     123,366              177,841
                                                                        ---------------------------------
                                                                             738,080              786,070
                                                                        ---------------------------------

TOTAL ASSETS                                                            $ 11,748,715         $ 15,032,718
                                                                        =================================


LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
Accounts payable, primarily for equipment purchases                     $     64,730          $ 2,325,446
Accounts payable - General Partner                                                 -               71,024
Accounts payable - Affiliated limited partnerships                           361,449                    -
Other accrued expenses                                                         1,000               17,000
Unearned lease income                                                        121,172              102,485
Notes payable                                                              1,900,481            1,816,668
                                                                        ---------------------------------
TOTAL LIABILITIES                                                          2,448,832            4,332,623
                                                                        ---------------------------------

PARTNERS' CAPITAL
General partner                                                                1,000                1,000
Limited partners                                                           9,298,883           10,699,095
                                                                        ---------------------------------
TOTAL PARTNERS' CAPITAL                                                    9,299,883           10,700,095
                                                                        ---------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 11,748,715         $ 15,032,718
                                                                        =================================


                 see accompanying notes to financial statements

                   COMMONWEALTH INCOME & GROWTH FUND IV, L.P.
                            STATEMENTS OF OPERATIONS

                                                            THREE MONTHS     THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                               ENDED             ENDED              ENDED                ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                               2004               2003               2004                 2003
                                                            ---------------------------------------------------------------------
                                                                      (UNAUDITED)                           (UNAUDITED)
                                                            ---------------------------------------------------------------------
INCOME
Lease                                                       $ 1,104,082         $  387,503        $ 3,139,172           $ 970,995
Interest and other                                                1,620              8,940              9,343              15,469
                                                            -----------         ----------        -----------          ----------

TOTAL INCOME                                                  1,105,702            396,443          3,148,515             986,464
                                                            -----------         ----------        -----------          ----------

EXPENSES
Operating                                                       160,238            380,198            767,636           1,045,210
Organizational costs                                                  -             33,893                  -              99,735
Equipment management fee - General Partner                       55,205             19,378            156,959              48,553
Interest                                                         27,059              9,877             82,771              31,526
Depreciation                                                    810,375            307,279          2,266,932             694,968
Amortization of equipment
  acquisition costs and deferred expenses                        46,970             16,919            131,420              40,579
Loss on sale of computer equipment                               14,646                  -             17,565                   -
                                                            -----------         ----------        -----------          ----------
TOTAL EXPENSES                                                1,114,493            767,544          3,423,282           1,960,571
                                                            -----------         ----------        -----------          ----------

NET (LOSS)                                                  $    (8,791)        $ (371,101)       $  (274,768)         $ (974,107)
                                                            ===========         ==========        ===========          ==========
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                          $     (0.01)        $    (0.55)       $     (0.37)         $    (2.25)
                                                            ===========         ==========        ===========          ==========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD               749,950            669,054            749,950             433,440
                                                            ===========         ==========        ===========          ==========

                 see accompanying notes to financial statements

                   COMMONWEALTH INCOME & GROWTH FUND IV, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL


                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                 GENERAL       LIMITED
                                                 PARTNER       PARTNER            GENERAL           LIMITED
                                                  UNITS         UNITS             PARTNER           PARTNER            TOTAL
                                                 ------------------------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003               50          749,950           $ 1,000        $ 10,699,095      $ 10,700,095
  Net income (loss)                                  -                -            11,255            (286,023)         (274,768)
  Distributions                                      -                -           (11,255)         (1,114,189)       (1,125,444)
                                                 ------------------------------------------------------------------------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2004              50          749,950           $ 1,000         $ 9,298,883       $ 9,299,883
                                                 ==============================================================================


                 see accompanying notes to financial statements

                   COMMONWEALTH INCOME & GROWTH FUND IV, L.P.
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                        2004                  2003
                                                                   ---------------------------------
OPERATING ACTIVITIES                                                (UNAUDITED)           (UNAUDITED)
Net (loss)                                                         $   (274,768)        $   (974,107)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities
   Depreciation and amortization                                      2,398,352              735,547
   Loss on sale of computer equipment                                    17,565                 --
   Other noncash activities included in
     determination of net (loss)                                       (807,179)            (241,928)
   Changes in assets and liabilities
     (Increase) decrease in assets
        Lease income receivable                                          20,220               (9,006)
        Deferred revenue                                                  1,144               (2,819)
        Other receivable, General Partner                                (9,332)              (1,015)
        Other receivables - Affiliated limited partnerships             414,351              (39,755)
        Other receivables                                                 3,737              103,610
        Refundable deposits                                                  --               (1,130)
        Prepaid expenses                                                 (8,587)             (24,370)
     Increase (decrease) in liabilities
        Accounts payable                                             (2,260,716)              43,867
        Accounts payable, Common Capital Corp.                               --              (61,807)
        Accounts payable, General Partner                               (71,024)                (806)
        Other accrued expenses                                          (16,000)              13,150
        Unearned lease income                                            18,687               30,492
                                                                   ---------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                                (573,550)            (430,077)
                                                                   ---------------------------------
INVESTING ACTIVITIES:

Capital expenditures                                                 (1,497,860)          (2,860,683)
Prepaid acquisition fees                                                 54,475             (275,150)
Net proceeds from the sale of computer equipment                         65,262                   --
Equipment acquisition fees paid to General Partner                      (95,554)            (147,068)
                                                                   ---------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                              (1,473,677)          (3,282,901)
                                                                   ---------------------------------

FINANCING ACTIVITIES:
Contributions                                                                --           11,340,160
Offering Costs                                                               --           (1,219,286)
Distributions to partners                                            (1,125,444)            (577,771)
Accounts receivable, CCC                                                (33,441)            (120,513)
Debt Placement fee paid to the General Partner                           (8,910)              (8,160)
                                                                   ---------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (1,167,795)           9,414,430
                                                                   ---------------------------------

Net (decrease) increase in cash and cash equivalents                 (3,215,022)           5,701,452
Cash and cash equivalents, beginning of period                        4,644,293              510,780
                                                                   ---------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,429,271         $  6,212,232
                                                                   =================================


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

2.  SUMMARY OF    BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING    The financial information presented as of any date other than
    POLICIES      December 31 has been prepared from the books and records
                  without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States.
                  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                  December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended
                  December 31, 2004.

                  REVENUE RECOGNITION

                  Through September 30, 2004, the Partnership has Only Entered Into Operating Leases. Lease Revenue is Recognized On a Monthly Basis in Accordance With the Terms of the Operating Lease Agreements.

                  The Partnership reviews a customer's credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  LONG-LIVED ASSETS

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2004, there is no impairment.

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

                  CASH AND CASH EQUIVALENTS

                  The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. The Partnership maintains its cash balances in a financial institution. At times, the balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

3.  COMPUTER      The Partnership is the lessor of equipment under operating
    EQUIPMENT     leases with periods ranging from 16 to 42 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                  The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $631,000 and $8,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $1,272,000 and $48,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 was approximately $287,000, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 related to the equipment shared by the Partnership was approximately $557,000. The Partnership did not share in any outstanding debt associated with this equipment as of December 31, 2003.

                  The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2004:

                                                               AMOUNT
                  ------------------------------------------------------
                  Three Months ending December 31, 2004      $1,104,000
                  Year Ended December 31, 2005                4,202,000
                  Year Ended December 31, 2006                2,625,000
                  Year Ended December 31, 2007                  234,000
                                                             -----------
                                                             $8,165,000
                  ------------------------------------------------------


4.  RELATED PARTY
    TRANSACTIONS

                  OTHER RECEIVABLES

                  As of September 30, 2004, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $263,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004. During the quarter ended September 30, 2004, CCC has reduced the receivable to the Partnership by approximately $22,000.

                  REIMBURSABLE EXPENSES

                  The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2004 and 2003, the Partnership recorded $668,000 and $745,000, respectively, for reimbursement of expenses to the General Partner, which are included in operating expenses.

                  EQUIPMENT ACQUISITION FEE

                  The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the nine months ended September 30, 2004 and 2003, equipment acquisition fees of approximately $96,000 and $147,000, respectively, were earned by the General Partner. As of September 30, 2004, the General Partner owed the Partnership approximately $13,000. As of December 31, 2003, the unpaid balance was approximately $50,000.

                  DEBT PLACEMENT FEE

                  As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the nine months ended September 30, 2004 and 2003, debt placement fees of approximately $9,000 and $8,000, respectively, were earned by the General Partner. As of September 30, 2004, the General Partner owed the Partnership approximately $3,000. As of December 31, 2003, the unpaid balance was approximately $10,000.

                  EQUIPMENT MANAGEMENT FEE

                  The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                  (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2004 and 2003, equipment management fees of approximately $157,000 and $49,000, respectively, were earned by the General Partner. As of September 30, 2004 and December 31, 2003, the unpaid balance was approximately $1,000 and $9,000, respectively.

                  EQUIPMENT LIQUIDATION FEE

                  With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2004, equipment liquidation fees of approximately $2,000 were earned by the General Partner. There were no equipment liquidation fees earned by the General Partner during the nine months ended September 30, 2003.

5.  NOTES PAYABLE Notes payable consisted of the following:

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2004              2003
                      ------------------------------------------------------------------------------
                      Installment notes payable to banks; interest
                      ranging from 5.75% to 7.75%, due in monthly
                      installments ranging from $60 to $1,980,
                      including interest, with final payments due
                      from June through December 2004.                $     5,354      $    56,857

                      Installment notes payable to banks; interest
                      ranging from 5.00% to 6.75%, due in monthly
                      installments ranging from $151 to $4,212,
                      including interest, with final payments due
                      from January through December 2005.                 206,892          396,330

                      Installment notes payable to banks; interest
                      ranging from 4.85% to 6.00%, due in monthly
                      installments ranging from $155 to $22,902,
                      including interest, with final payments due
                      in January through December 2006.                 1,016,781        1,363,481

                      Installment note payable to a bank; interest
                      at 4.78%, due in a monthly installment of
                      $9,868, including interest, with final
                      payment due in January 2007.                        671,454                -
                                                                      ----------------------------
                                                                      $ 1,900,481      $ 1,816,668
                      ============================================================================

                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2004 are as follows:

                                                                       Amount
                                                                    ----------
                  Three months ending December 31, 2004             $  284,445
                  Year ended December 31, 2005                       1,006,962
                  Year ended December 31, 2006                         502,496
                  Year ended December 31, 2007                         106,578
                                                                    ----------
                                                                    $1,900,481
                                                                    ----------

6.  SUPPLEMENTAL  Other Noncash Activities Included in the Determination of
    CASH FLOW     Net Loss are As Follows:
    INFORMATION

Nine Months Ended September 30,                        2004           2003
--------------------------------------------------------------   -------------
Lease income, net of interest expense on
    notes payable realized as a result of
    direct payment of principal by lessee to
    bank                                           $   807,179   $     241,928

          No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

              Noncash investing and financing activities include the following:

Nine Months Ended September 30,                        2004           2003
--------------------------------------------------------------   -------------
Debt assumed in connection with
  purchase of computer equipment                    $ 890,992      $ 816,004
------------------------------------------------------------------------------
Equipment acquisition fees earned by
  General Partner upon purchase of
  equipment from prepaid acquisition
  fees                                              $  54,475      $ 111,110
------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through September 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the nine months ended September 30, 2004 was from net proceeds received from sale of equipment of approximately $65,000. The Partnership's primary source of capital for the nine months ended September 30, 2003 was contributions of approximately $11,340,000. The primary uses of cash for the nine months ended September 30, 2004 and 2003 were cash used in operations of approximately $574,00 and $430,000, respectively, capital expenditures for new equipment of approximately $1,498,000 and $2,861,000, respectively, the payment of preferred distributions to partners of approximately $1,125,000 and $578,000, respectively, and payment of an advance by the Partnership to CCC, a related party to the Partnership, in the amount of approximately $33,000 and $121,000, respectively. The Partnership also incurred offering costs of approximately $1,219,000 for the nine months ended September 30, 2003. The Partnership incurred no offering costs in the nine months ended September 30, 2004.

For the nine month period ended September 30, 2004, the Partnership used cash flows from operating activities of approximately $574,000, which includes a net loss of approximately $275,000, a loss on sale of equipment of approximately $18,000, payment of accounts payable, which was primarily for the purchase of computer equipment of approximately $2,261,000 and depreciation and amortization expenses of approximately $2,398,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $807,000.

For the nine month period ended September 30, 2003, the Partnership used cash flows from operating activities of $430,000, which includes a net loss of $974,000, depreciation and amortization expenses of $736,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $242,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2004, the Partnership had approximately $1,312,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $1,104,000 for the balance of the year ending December 31, 2004 and $7,061,000 thereafter. At September 30, 2004, the outstanding debt was $1,900,000, with interest rates ranging from 4.78% to 7.75%, and will be payable through January 2007.

As of September 30, 2004, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $263,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004. During the quarter ended September 30, 2004, CCC has reduced the receivable to the Partnership by approximately $22,000.

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

The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $631,000 and $8,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $1,272,000 and $48,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 was approximately $287,000, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 related to the equipment shared by the Partnership was approximately $557,000. The Partnership did not share in any outstanding debt associated with this equipment as of December 31, 2003.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 2003

For the quarter ended September 30, 2004, the Partnership recognized income of approximately $1,106,000, and expenses of approximately $1,115,000, resulting in a net loss of approximately $8,000. For the quarter ended September 30, 2003, the Partnership recognized income of approximately $397,000 and expenses of approximately $768,000 resulting in a net loss of approximately $371,000.

Lease income increased by 185% to $1,104,000 for the quarter ended September 30, 2004, from $387,000 for the quarter ended September 30, 2003, primarily due to the fact that more lease agreements were entered into since the quarter ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 58% to approximately $160,000 for the quarter ended September 30, 2004, from $380,000 for the quarter ended September 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $4,000. There was also a decrease in printing services of approximately $27,000, a decrease in due diligence expenses of approximately $42,000, a decrease in advertising of approximately $34,000, a decrease in wholesalers' expenses of approximately $95,000, a decrease in conventions of approximately $10,000, a decrease in postage of approximately $10,000 and a decrease in supplies of approximately $3,000. There was also an increase in professional services of approximately $5,000. During the Offering Stage, which the Partnership was in during the quarter ended September 30, 2003, the Partnership incurred certain expenses, such as wholesalers' expenses, due diligence, printing services, and various outside office services that are not being incurred during the Operational Stage, which the Partnership is currently in during the quarter ended September 30, 2004, due to the nature of the different stages in the life of the Partnership.

Organizational costs were approximately $34,000 for the quarter ended September 30, 2003. There were no organizational costs incurred in the quarter ended September 30, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 185% to approximately $55,000 for the quarter ended September 30, 2004, from $19,000 for the quarter ended September 30, 2003, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 164% to approximately $857,000 for the quarter ended September 30, 2004, from $324,000 for the quarter ended September 30, 2003 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended September 30, 2003.

Interest expense increased 174% to $27,000 for the quarter ended September 30, 2004 from $10,000 for the quarter ended September 30, 2003, primarily due to the increase in debt relating to the purchase of computer equipment and due to the fact that more lease agreements were entered into with debt since the quarter ended September 30, 2003.

The Partnership sold computer equipment with a net book value of approximately $25,000 for the nine months ended September 30, 2004, for a net loss of approximately $15,000. The Partnership did not sell any computer equipment for the nine months ended September 30, 2003.

       NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, the Partnership recognized income of approximately $3,148,000, and expenses of approximately $3,423,000, resulting in a net loss of approximately $275,000. For the nine months ended September 30, 2003, the Partnership recognized income of approximately $987,000 and expenses of approximately $1,961,000 resulting in a net loss of approximately $974,000.

Lease income increased by 223% to $3,139,000 for the nine months ended September 30, 2004, from $971,000 for the nine months ended September 30, 2003, primarily due to the fact that more lease agreements were entered into since the nine months ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 27% to approximately $768,000 for the nine months ended September 30, 2004, from $1,045,000 for the nine months ended September 30, 2003, which is primarily attributable to a decrease in printing services of approximately $78,000, a decrease in due diligence expenses of approximately $99,000, a decrease in advertising of approximately $65,000, a decrease in wholesalers' expenses of approximately $173,000, a decrease in office supplies of approximately $13,000, a decrease in postage of approximately $7,000, a decrease in outside office services of approximately $40,000 and a decrease in conventions of approximately $22,000. There was also an increase in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $167,000 and an increase in professional services of approximately $52,000. During the Offering Stage, which the Partnership was in during the nine months ended September 30, 2003, the Partnership incurred certain expenses, such as wholesalers' expenses, due diligence, printing services, and various outside office services that are not being incurred during the Operational Stage, which the Partnership is currently in during the nine months ended September 30, 2004, due to the nature of the different stages in the life of the Partnership.

Organizational costs were approximately $100,000 for the nine months ended September 30, 2003. There were no organizational costs incurred in the nine months ended September 30, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 223% to approximately $157,000 for the nine months ended September 30, 2004, from $49,000 for the nine months ended September 30, 2003, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 163% to approximately $2,398,000 for the nine months ended September 30, 2004, from $736,000 for the nine months ended September 30, 2003 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the nine months ended September 30, 2003.

Interest expense increased 163% to $83,000 for the nine months ended September 30, 2004 from $32,000 for the nine months ended September 30, 2003, primarily due to the increase in debt relating to the purchase of computer equipment and due to the fact that more lease agreements were entered into with debt since the nine months ended September 30, 2003.

The Partnership sold computer equipment with a net book value of approximately $83,000 for the nine months ended September 30, 2004, for a net loss of approximately $18,000. The Partnership did not sell any computer equipment for the nine months ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2004.

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

PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND IV

      Item 1.    LEGAL PROCEEDINGS.

                 Inapplicable

      Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                 Inapplicable

      Item 3.    DEFAULTS UPON SENIOR SECURITIES.

                 Inapplicable

      Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                 Inapplicable

      Item 5.    OTHER INFORMATION.

                 Inapplicable

      Item 6.    EXHIBITS.

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

                                           COMMONWEALTH INCOME & GROWTH FUND IV

                                           BY: COMMONWEALTH INCOME &
                                           GROWTH FUND, INC. General Partner

November 15, 2004                          By: /s/ George S. Springsteen
-----------------                          -----------------------------
Date                                       George S. Springsteen
                                           President