Form 10-K
period 2004-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2005-03-31
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of exchange on
     Title of each class to                    which each class
        be so registered                      is to be registered
     ----------------------                   -------------------
              None                                    N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1
                              (File No. 33-62526).

                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Business                                                                  3
Item 2.     Properties                                                               11
Item 3.     Legal Proceedings                                                        11
Item 4.     Submission of Matters to a Vote of Security Holders                      12

                                          PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                12
Item 6.     Selected Financial Data                                                  15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               20
Item 8.     Financial Statements and Supplementary Data                              20
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                     20
Item 9A.    Controls and Procedures                                                  21
Item 9B.    Other Information                                                        21

                                          PART III
Item 10.    Directors and Executive Officers of the Registrant                       21
Item 11.    Executive Compensation                                                   23
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                              23
Item 13.    Certain Relationships and Related Transactions                           24
Item 14.    Principal Accountant Fees and Services                                   31

                                          PART IV
Item 15.    Exhibits and Financial Statement Schedules                               32

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1:            BUSINESS

GENERAL

        Commonwealth Income and Growth Fund IV was formed on May 15, 2002 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership to the public on October 19, 2002. The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002. The Partnership terminated its offering of Units on September 15, 2003. As of December 31, 2004, 749,950 Units ($14,967,729) have been sold and 598 investors admitted as Limited Partners of the Partnership.

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

        The Partnership's principal investment objectives are to:

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

        As of December 31, 2004, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

        The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

        Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2004, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 41 different companies located throughout the United States. The allocations are as follows:

                     EQUIPMENT TYPE                      APPROXIMATE %
               -------------------------                --------------
                     Workstations                            22%
                        Servers                              32%
               Communication Controllers                     25%
                   High-end Printers                         11%
                        Routers                               2%
                   Low-end Printers                           2%
                    Optical Storage                           6%
                         TOTAL                              100%

        During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

        The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2004, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

        The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2004, all leases that have been entered into are "triple net leases".

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

        The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2004, the aggregate nonrecourse debt outstanding of $2,036,000 was 14.0% of the aggregate cost of the Equipment owned.

        The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2004, the Partnership has not exercised this option.

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

        Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2004, no such agreements existed.

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

REFINANCING POLICIES

        Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2004, the Partnership has no such debt.

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

        The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

        Through March 28, 2005, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                            EQUIPMENT             LIST         PURCHASE        MONTHLY      LEASE
             LESSEE                     MFG                DESCRIPTION            PRICE          PRICE          RENTAL      TERM
 ------------------------------   ----------------   ----------------------   ------------   ------------   ------------   -------
             Anteon                     ICL                  Routers          $     16,210   $      7,047   $        444       16
             Anteon                     ICL                  Routers                15,266          8,112            437       19
             Anteon                     IBM               Communications            13,575          9,410            397       25
             Anteon                      HP                  Servers                15,192         10,779            492       23
             Anteon                     Dell                 Terminal               13,229         11,165            442       27
             Anteon                    Nokia                 Routers                19,811         15,532            658       25
             Anteon                    Nokia                 Routers                13,135         10,253            420       26
             Anteon                  Dell/Epson            Workstations             24,481         18,636            675       30
             Anteon                    Epson                 Hardware               27,422         21,166            760       30
             Anteon                    Nokia                   Tape                  9,695          7,166            257       30
             Anteon                  Dell/Cisco        Workstations/Servers         26,924         25,068            851       32
             Anteon                    Cisco                  CON-OS                18,314         14,673            485       33
             Anteon                     Dell                 Software               17,804         15,527            500       34
        Daimler Chrysler               Visara           NCT Base Ethernet        1,280,418        831,622         21,932       36
           GE Medical                  Cisco                   VPN                  65,215         43,277          1,141       36
           GE Medical                  Nokia                Telephone              125,200         81,388          2,194       36
       Jefferson Smurfit                Dell               Workstations            264,425        183,385          5,119       34
  Occupational Health & Rehab       Cisco/Compaq           Workstations            367,350        249,823          7,331       36
  Occupational Health & Rehab       Cisco/Compaq              Router               348,480        236,967          7,548       36
       Preferred Freezer                Dell                 Servers                89,363         45,803          1,289       36
       Preferred Freezer                Dell                 Servers               106,704         54,092          1,522       36
       Preferred Freezer                Dell                 Servers                56,163         36,506          1,045       36
       Preferred Freezer                Dell                 Scanners                7,700          5,100            150       34
       Preferred Freezer             Panasonic            Communications            35,845         23,591            663       36
 Vatterott Educational Systems          Dell           Workstations/Server          84,855         56,089          1,581       36
 Vatterott Educational Systems          Dell               Workstations             55,438         36,756          1,036       36
 Vatterott Educational Systems          Dell               Workstations             37,780         25,054            705       36
 Vatterott Educational Systems          Dell               Workstations             50,475         33,465            942       36
 Vatterott Educational Systems          Dell               Workstations             23,650         14,520            409       36
 Vatterott Educational Systems          Dell               Workstations             28,030         18,584            523       36
 Vatterott Educational Systems          Dell               Workstations             19,730         13,080            369       36
 Vatterott Educational Systems          Dell               Workstations             25,800         23,741            670       36
 Vatterott Educational Systems          Dell               Workstations              8,707          5,773            163       36
   Christian Brothers College           IBM                Workstations             69,575         49,698          1,454       34
     Datapage Technologies              Dell               Workstation              26,000         17,706            544       32
           Paric Corp                    HP              Servers/Printers           68,900         44,035          1,648       26
           Paric Corp                    HP            Printers/Workstation         30,115         20,153            574       35
           Paric Corp                    HP            Printers/Workstation         19,626         11,197            447       24
           Paric Corp                    HP             Printers/Terminals          76,000         42,516          1,980       20
    Environmental Mgmt Corp          Cisco-Dell        Printers/Workstation         89,500         60,344          2,110       25
        Garlich Printing               Galaxy                 Server                61,450         33,950          1,286       23
     C. Hagar & Sons Hinge            Toshiba           Workstation/Server          22,520         10,460            424       29
     C. Hagar & Sons Hinge              Dell            Workstation/Server          47,823         26,662            888       22
     C. Hagar & Sons Hinge              IBM             Workstation/Server           2,234          1,382             60       25
        Marketing Direct                IBM                Server/Tape             120,625         70,855          2,657       25

        Marketing Direct                IBM             Server/Workstation          28,000         17,744            580       30
        Marketing Direct                IBM             Server/Workstation          24,281         15,370            425       36
             MyCart                     IBM                  Servers                19,200         12,386            393       31
           Paric Corp                   Sony                   Tape                 17,300         11,379            324       35
           Paric Corp                 Gxaryte           Telecommunications          18,200         12,016            342       35
           Paric Corp                 Gxaryte           Telecommunications          30,115         20,183            574       35
     Physician First Health         Microsystems           Workstation              15,790         11,566            320       36
 Vatterott Educational Systems          Dell               Workstation              22,125          8,547            426       18
 Vatterott Educational Systems          Dell               Workstation              28,400         11,632            532       20
 Vatterott Educational Systems          Dell               Workstation              14,460          6,152            269       21
 Vatterott Educational Systems          Dell               Workstation              23,500         10,640            450       22
 Vatterott Educational Systems          Dell               Workstation              20,792          9,885            387       24
 Vatterott Educational Systems          Dell               Workstation              14,770          7,271            275       25
 Vatterott Educational Systems          Dell               Workstation              13,938          7,311            260       27
          Westar Corp                  Cisco                  Router                19,993         13,010            440       29
   Preferred Freezer Systems            Dell            Server/Workstation         136,020         88,451          2,489       36
        Kellogg USA Inc                Compaq              Workstation              12,727          8,758            276       28
        Kellogg USA Inc                Compaq              Workstation              13,600          9,706            298       29
        Kellogg USA Inc                Compaq              Workstation               8,675          6,149            184       30
        Kellogg USA Inc                Compaq              Workstation              14,750         10,478            299       32
        Kellogg USA Inc                Compaq              Workstation              20,300         14,407            411       32
        Kellogg USA Inc                Compaq              Workstation              19,850         14,076            392       33
        Kellogg USA Inc                Compaq              Workstation               7,250          5,122            201       22
        Kellogg USA Inc                Compaq              Workstation               4,950          3,415            134       22
        Kellogg USA Inc                Compaq              Workstation               2,350          1,648             67       21
        Kellogg USA Inc                Compaq              Workstation               2,410          1,707             67       22
        Kellogg USA Inc                Compaq              Workstation               3,765          2,681             75       33
        Kellogg USA Inc                Compaq              Workstation               2,900          2,057             56       34
       GE Medical Systems             Net App              Fiber Chanel             37,250         26,520          1,052       23
          Hertz Corp.                    HP                  Servers             1,092,200        779,810         20,306       36
  Thomson Consumer Electronics    Christie Digital         Workstation             666,440        433,190         11,486       36
          XM Satellite                  Sun                Workstation             407,140        285,000          7,973       36
       GE Medical Systems              Compaq                 Server                27,235         17,704            458       36
        Cone Mills Corp                Nortel              Workstation              35,400         23,529            652       36
        Cone Mills Corp                Nortel              Workstation             107,000         70,106          1,960       36
        Daimler Chrysler               Visara             Communication             64,400         41,860          1,080       36
    Kaiser Foundation Health                                 Storage             1,238,745        718,473         18,769       36
    BFS Diversified Products           Compaq              Workstation             145,718        102,003          2,975       35
    BFS Diversified Products           Compaq              Workstation             150,141        105,099          3,065       32
     Occupational Health &
         Rehabilitation                Citrix                 Server               400,317        280,222          8,318       36
      Allserve System Corp             Avaya              Communication          1,114,155        724,200         21,513       36
        Daimler Chrysler               Visara             Communication            550,000        357,517          9,428       36
        Daimler Chrysler               Visara             Communication            106,125         68,982          1,819       36
        Northrup Grumman                Sun                   Server               421,500        331,724         10,004       30
        Daimler Chrysler               Visara             Communication            510,350        126,446          3,335       36
          Refco Group                    HP                Workstation             254,352        165,329          4,739       36
          Refco Group                   Dell               Workstation             303,000        196,949          5,751       36
      Walker & Assoc. Inc.         HP / Panasonic          Workstation             180,000        135,045          3,718       36
    BFS Diversified Products           Compaq              Workstation             465,600        302,639          8,949       36
      Allserve System Corp            Gateway                 Server               643,385        418,200         12,423       36
      Allserve System Corp             Nortel             Communication          1,114,153        724,200         21,513       36
        Bank of America                 IBM                   Server             1,106,353        731,990         22,902       27
        Bank of America                 IBM                   Server                75,858         55,603          1,750       28
  Dominion Resources Services         Fujitsu                 Server                39,250         25,512          1,355       19
        Kellogg USA Inc                 IBM                Workstation             180,845        117,501          3,370       32
             Hertz                       HP                  Servers               186,855        186,855          4,717       36
            Chrysler                  Intermec               Printers                4,815          4,815            197       24
            Chrysler                  Intermec               Printers                4,221          4,221            171       24
      Allserve System Corp             Nortel             Communications           418,200        418,200         12,423       36
             Xerox                    Sunfire                Servers               481,243        481,243         12,428       36

     L-3 Integrated Systems            Konica                Printer               342,349        342,349          9,868       33
          Allen Chase                 Toshiba                Servers                19,854         19,854          1,194       14
          Amcol Int'l                  Compaq                Servers                24,955         24,955          1,167       19
        Mitsubishi Power             Panasonic             Workstations             33,768         33,768          1,031       32
       Matsushita Mobile             Panasonic             Workstations             22,200         22,200            830       25
     Dietrich Milk Products             IBM                Workstations             31,850         31,850          1,085       28
        BFS Diversified                Compaq                Servers                29,638         29,638            864       34
        BFS Diversified                Compaq                Servers                40,177         40,177          1,143       35
             Xerox                      Sun                  Storage                 6,499          6,499            167       34
        Weight Watchers                 ADIC               Tape Library            110,871        110,871          3,125       36
        Weight Watchers                  HP                  Servers               165,713        165,713          4,552       36
            Pepsico                    Konica                Printers              135,991        135,991          3,746       36
       Mitsubishi Motors              Toshiba                Printers              319,979        319,979          8,570       36
      Principal Financial             Nexpress               Printers              416,007        416,007          8,850       42
      Allserve System Corp             Nortel                 Server               503,778        503,778         14,965       36
    Hollingsworth Marketing            Xerox                 Printer               498,559        498,559         13,489       35

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

EMPLOYEES

        The Partnership has no employees and received administrative and other services from a related party, Commonwealth Capital Corp (CCC), which has 34 employees as of December 31, 2004.

ITEM 2:            PROPERTIES

                             NOT APPLICABLE

ITEM 3:            LEGAL PROCEEDINGS

                             NOT APPLICABLE

ITEM 4:            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             NOT APPLICABLE

PART II

ITEM 5:            MARKET FOR THE REGISTRANTS COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS

        There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2004, there were 598 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

        In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2004, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the period of July 8, 2002 (Commencement of Operations) through December 31, 2004.

          QUARTER ENDED             2004           2003            2002
      -------------------       ------------   ------------    ------------
            MARCH 31            $    371,737   $    103,475              --
            JUNE 30                  371,226        179,842              --
          SEPTEMBER 30               371,226        288,677    $     22,964
          DECEMBER 31                371,226        354,498          63,579
             TOTAL              $  1,485,415   $    926,492    $     86,543

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

ITEM 6:            SELECTED FINANCIAL DATA

        The following tables sets forth, in summary form, selected financial data for the Partnership as of and for the periods ended December 31, 2004, 2003 and 2002. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                            PERIOD ENDED DECEMBER 31,

STATEMENTS OF OPERATIONS DATA:                      2004            2003            2002
--------------------------------------------    ------------    ------------    ------------
Lease Income                                    $  4,365,487    $  1,645,547    $    142,205
Net (Loss)                                          (341,208)       (994,448)       (453,921)
Cash Distributions                                 1,500,420         935,899          87,417
Net (Loss) Per Limited Partner Unit                    (0.45)          (1.92)          (3.77)
Cash Distribution Per Limited Partner Unit              1.98            1.80             .72

                            PERIOD ENDED DECEMBER 31,

OTHER DATA:                                         2004            2003            2002
--------------------------------------------    ------------    ------------    ------------
Net cash provided by (used in) operating
activities                                      $     93,833    $  2,260,738    $   (388,968)
Net cash (used in) investing activities           (2,481,996)     (6,877,103)     (2,247,159)
Net cash provided by (used in) financing
 activities                                       (1,536,969)      8,749,878       3,145,907

                               AS OF DECEMBER 31,

                                                    2004            2003            2002
                                                ------------    ------------    ------------
Total Assets                                    $ 11,502,859    $ 15,032,718    $  2,782,599
Notes Payable                                      2,035,898       1,816,668              --
Partners' Capital                                  8,858,467      10,700,095       2,692,986

        Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

        CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

        Through December 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2004, the Partnership generated cash flow from operating activities of $93,800, which includes a net loss of $341,000, reduced by depreciation and amortization expenses of $3,414,000 and a decrease in accounts payable of $2,207,000 relating to computer equipment. Other noncash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $1,104,000 for the year ended December 31, 2004.

        The Partnership's primary source of capital for the year ended December 31, 2004 was cash from operations of $93,800 and proceeds from the sale of computer equipment of approximately $74,000. For the year ended December 31, 2003 and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the primary sources of capital were contributions of limited partners of approximately $11,341,000 and $3,627,000, respectively and proceeds from the sale of computer equipment of approximately $14,000 and $101,000, respectively. The primary uses of cash for the year ended December 31, 2004, 2003 and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, were for capital expenditures for new equipment totaling $2,474,000, $6,401,000 and $2,225,000, respectively, an advance to CCC in the amount of approximately $230,000 for the year ended December 31, 2003, acquisition fees of approximately $161,000, $490,000 and $123,000, respectively, offering costs of approximately $1,404,000 and $393,000, for December 31 2003 and 2002, respectively and for the payment of distributions to partners totaling $1,500,000, $936,000 and $87,000, respectively.

        Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2004, 2003 and 2002, the Partnership had approximately $213,000, $4,510,000 and $338,000, respectively, invested in these money market accounts.

        As of December 31, 2004, the Partnership has a non-interest bearing unsecured receivable from CCC, a related party to the Partnership, in the amount of approximately $243,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ending March, 2004.

        The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable operating leases of $4,598,000 for the year ended 2005 and $3,591,000 thereafter. The Partnership incurred debt during 2004 and 2003 in the amount of $1,323,000 and $2,184,000, respectively. As of December 31, 2004, the outstanding debt was $2,036,000, with a weighted average interest rate of 6.10% and will be payable through October 2007.

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

RESULTS OF OPERATIONS

        For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership recognized income of $4,376,000, $1,679,000, and $150,000 respectively and expenses of $4,718,000, $2,673,000, and $604,000 respectively resulting in net loss of $341,000, $994,000, and $454,000 in 2004, 2003 and the period of July 8,
2002 (Commencement of Operations) through December 31, 2002 respectively.

        For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, lease income was $4,365,000, $1,646,000 and $142,000, respectively. For the year ended December 31, 2004, and 2003 the Partnership entered into approximately 142 and 87 leases, respectively, and for the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership entered into approximately 33 leases.

        For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership recognized interest income of $11,000, $27,000, and $8,000, respectively as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

        For the years ended December 31, 2004 and 2003, the Partnership sold equipment with a net book value of $107,000 and $14,000, respectively for a net loss of approximately $33,000 for 2004 and a net gain of approximately $400 for 2003. For the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the Partnership sold equipment with a net book value of $106,000 for a net loss of approximately $6,000.

        For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $947,000, $1,180,000 and $443,000, respectively. There was an increase in reimbursable expenses with the administration and operation of the Partnership charged by CCC, a related party, of approximately $165,000. There were decreases in printing services, legal fees, travel, due diligence, and advertising as a result of the termination of the offering period in 2003. These expenses decreased by approximately $87,000, $37,000, $90,000, $116,000, and $36,000, respectively.

        For the years ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, organizational costs were approximately $103,000 and $38,000, respectively. No organizational costs were paid in 2004.

        The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, the equipment management fee was approximately $218,000, $81,000 and $7,000 respectively.

        For the years ended December 31, 2004 and 2003, interest expense was approximately $105,000 and $42,000, respectively as a result of new leases with associated debt obligations purchased during the year. There was no interest expense incurred during the period of July 8, 2002 (Commencement of Operations) through December 31, 2002.

        Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees. For the years ended December 31, 2004, 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, these expenses totaled approximately $3,352,000, $1,266,000 and $110,000, respectively.

        The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $62,000 in the fourth quarter of 2004 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2003 and for the period of July 8, 2002 through December 31, 2002, the Partnership determined that no impairment had occurred.

NET LOSS

        For the years ended December 31, 2004 and 2003, and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, net loss was $341,000, $994,000 and $454,000, respectively.

COMMITMENTS AND CONTINGENCIES

        CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2004:

                                                   PAYMENTS DUE BY PERIOD
                                 ---------------------------------------------------------
                                     TOTAL          2005           2006           2007
                                 ------------   ------------   ------------   ------------
Installment notes payable
 due 2005:
   Principal                     $    139,927   $    139,927   $         --   $         --
   Interest                             3,169          3,169             --             --

Installment notes payable
 due 2006:
   Principal                          865,709        620,443        245,266             --
   Interest                            35,554         31,924          3,630             --

Installment notes payable
 due 2007:
   Principal                        1,030,262        385,943        406,699        237,620
   Interest                            75,750         45,493         24,738          5,519
                                 ------------   ------------   ------------   ------------
TOTAL                            $  2,150,371   $  1,226,899   $    680,333   $    243,139
                                 ============   ============   ============   ============

                        RECENT ACCOUNTING PRONOUNCEMENTS

                              INTERPRETATION NO. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

        Our financial statements for the fiscal years ended December 31, 2004 and 2003, and the reports thereon of Asher and Company, Ltd. and BDO Seidman, LLP respectively, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's reports on the registrant's financial statements for the two most recently completed fiscal years did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's two most recent fiscal years and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's two most recent fiscal years and the interim period prior to such dismissal, there occurred no reportable events, as set forth in
Item 304(a)(1)(v) of Regulation S-K.

        The registrant provided BDO Seidman, LLP with a copy of this disclosure on or prior to October 11, 2004 and requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein. A copy of such letter filed by amendment to this report when it was received by the registrant.

        Also effective October 11, 2004, the registrant retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

         During our two most recent fiscal years, we have not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A:           CONTROLS AND PROCEDURES

        Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 10:           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

        The Partnership does not have any Directors or executive officers.

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

General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                         TITLE
-------------------------    ---------------------------------------------------
George S. Springsteen        Chairman of the Board of Directors and President of
                             the General Partner and CCC

Kimberly A. Springsteen      Executive Vice President, Chief Operating Officer
                             and Secretary of the General Partner and CCC

Henry J. Abbott              Senior Vice President, Director and Portfolio
                             Manager of the General Partner & CCC

Jay Dugan                    Senior Vice President & IT Manager of the General
                             Partner & CCC

Lynn A. Franceschina         Vice President and Controller of the General
                             Partner and CCC

Donald Bachmayer             Assistant Vice President and Accounting Manager of
                             the General Partner and CCC

Dorothy A. Ferguson          Assistant Vice President & Compliance Manager of
                             the General Partner & CCC

Karen Tramontano             Assistant Vice President & Marketing Manager of the
                             General Partner & CCC

David Borham                 Assistant Vice President & Investor Relations
                             Manager of the General Partner & CCC

        GEORGE S. SPRINGSTEEN, age 70, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

        KIMBERLY A. SPRINGSTEEN, age 45, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning. (Ms. Springsteen is the spouse of George S. Springsteen)

        HENRY J. ABBOTT, age 54, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

        JAY DUGAN, age 56, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

        LYNN A. FRANCESCHINA, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries after returning to the organization in 2004. From the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies & procedures team responsible for Sarbanes Oxley documentation. From November 2001 to February 2004, Ms. Franceschina was Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries. Prior to that, Ms. Franceschina served as Business Controls Manager for Liquent, Inc., a regulatory publishing software developer. Ms. Franceschina received a Bachelor of Science degree in Accounting from Robert Morris University. Ms. Franceschina is a member of the Institute of Management Accountants and the Equipment Leasing Association.

        DONALD BACHMAYER, age 40, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2004. From 1997 to 2001, Mr. Bachmayer was an accountant with Fishbein & Company, P.C., certified public accountants. Prior to joining Commonwealth, Mr. Bachmayer was employed as Accounting Supervisor for LEAF Financial, an equipment leasing sponsor. Mr. Bachmayer received a B.S. degree in Accounting from LaSalle University.

        DOROTHY A. FERGUSON, age 62, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

        KAREN TRAMONTANO, age 52, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

        DAVID BORHAM, age 27, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College. (Mr. Borham is the son of Kimberly A. Springsteen)

        The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

        The Partnership has no audit committee financial expert, as defined under Section 229.401 of the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security as defined by Section 240.10A-3; therefore, no audit committee financial expert is required.

CODE OF ETHICS

        In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

ITEM 11: EXECUTIVE COMPENSATION

        The Partnership does not have any Directors or executive officers.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        NONE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                                                                      AMOUNT          AMOUNT           AMOUNT
      ENTITY RECEIVING                                                               INCURRED        INCURRED         INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                  DURING 2004     DURING 2003      DURING 2002
--------------------------   ---------------------------------------------------   -----------    -------------    -------------
                                        OFFERING AND ORGANIZATION STAGE

The General Partner          ORGANIZATIONAL FEE. An Organization Fee equal to      $         0    $     291,000    $     109,000
                             three percent of the first $10,000,000 of Limited
                             Partners' Capital Contributions and two percent of
                             the Limited Partners' Capital Contribution in
                             excess of $10,000,000, as compensation for the
                             organization of the Partnership.. The General
                             Partner pays all Organizational and Offering
                             Expenses, other than Underwriter's Commissions and
                             a non-accountable expense allowance payable to the
                             Dealer Manager that is equal to the lesser of (i)
                             one percent of the Offering proceeds or (ii)
                             $50,000.

The General Partner's        SELLING COMMISSIONS AND DEALER MANAGER FEES. The      $         0    $   1,318,000    $     323,000
Affiliates                   amount of underwriting commissions (which include
                             selling commissions and dealer manager fees) ranged
                             between four and nine percent of capital
                             contributions based upon the quantity of units sold
                             to a single investor. The units were offered to the
                             public through Commonwealth Capital Securities
                             Corp., which received selling commissions of up to
                             eight percent on all sales of units and acted as
                             the dealer manager for which it received a dealer
                             manager fee of one percent on all sales of units.
                             In addition, during 2003, the Partnership paid CCC
                             approximately $156,000 for additional underwriting
                             expenses.

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES

The General Partner          EQUIPMENT ACQUISITION FEE. An Equipment               $   161,000    $     490,000    $     123,000
                             Acquisition Fee of four percent of the Purchase
                             Price of each item of Equipment purchased as
                             compensation for the negotiation of the acquisition
                             of the Equipment and the lease thereof or sale
                             under a Conditional Sales Contract. The fee was
                             paid upon each closing of the Offering with respect
                             to the Equipment purchased by the Partnership with
                             the net proceeds of the Offering available for
                             investment in Equipment. If the Partnership
                             acquires Equipment in an amount exceeding the net
                             proceeds of the Offering available for investment
                             in Equipment, the fee will be paid when such
                             Equipment is acquired. Of this amount,
                             approximately $80,000 has been earned by the
                             General Partner relating to equipment acquired in
                             2004. The remaining balance of approximately
                             $98,000 will be earned with acquisitions in future
                             periods.

The General Partner and its  REIMBURSABLE EXPENSES. The General and its            $   840,000    $     673,000    $     366,000
Affiliates                   Affiliates Partner are entitled to reimbursement
                             by the Partnership for the cost of goods, supplies
                             or services obtained and used by the General
                             Partner in connection with the administration and
                             operation of the Partnership from third parties
                             unaffiliated with the General Partner. In addition,
                             the General Partner and its affiliates are entitled
                             to reimbursement of certain expenses incurred by
                             the General Partner and its affiliates in
                             connection with the administration and operation of
                             the Partnership. The amounts set forth on this
                             table do not include expenses incurred in the
                             offering of Units.

The General Partner          DEBT PLACEMENT FEE. As compensation for arranging     $    13,000    $      22,000    $           0
                             Term Debt to finance the acquisition of Equipment
                             to the Partnership, a fee equal to one percent of
                             such indebtedness; provided, however, that such fee
                             is reduced to the extent the Partnership incurs
                             such fees to third Parties, un affiliated with the
                             General Partner or the lender, with respect to such
                             indebtedness and no such fee is paid with respect
                             to borrowings from the General Partner or its
                             Affiliates.

The General Partner          EQUIPMENT MANAGEMENT FEE. A monthly fee equal to      $   218,000    $      82,000    $       7,000
                             the lesser of (I) the fees which would be charged
                             by an independent third party for similar services
                             for similar equipment or (ii) the sum of (a) two
                             percent of (1) the Gross Lease Revenues
                             attributable to Equipment which is subject to Full
                             Payout Net Leases which contain net lease
                             provisions plus (2) the purchase price paid on
                             Conditional Sales Contracts as received by the
                             Partnership and (b) five percent of the Gross Lease
                             Revenues attributable to Equipment which is subject
                             to Operating Leases.

The General Partner          RE-LEASE FEE. As Compensation for providing           $         0    $           0    $           0
                             re-leasing services for any Equipment for which the
                             General Partner has, following the expiration of,
                             or default under, the most recent lease of
                             Conditional Sales Contract, arranged a subsequent
                             lease of Conditional Sales Contract for the use of
                             such Equipment to a lessee or other party, other
                             than the current or most recent lessee of other
                             operator of such equipment or its Affiliates
                             ("Re-lease"), the General Partner will receive, on
                             a monthly basis, a Re3-lease Fee equal to the
                             lesser of (a) the fees which would be charged by an
                             independent third party of comparable services for
                             comparable equipment or (b) two percent of Gross
                             Lease Revenues derived from such Re-lease.

The General Partner          EQUIPMENT LIQUIDATION FEE. With respect to each       $     2,000    $       1,000    $       3,000
                             item of Equipment sold by the General Partner
                             (other than in connection with a Conditional Sales
                             Contract), a fee equal to the lesser of (i) 50% of
                             the Competitive Equipment Sale Commission or (ii)
                             three percent of the sales price for such
                             Equipment. The payment of such fee is subordinated
                             to the receipt by the Limited Partners of (i) a
                             return of their Capital Contributions and 10% annum
                             cumulative return, compounded daily, on Adjusted
                             Capital Contributions ("Priority Return") and (ii)
                             the Net Disposition Proceeds from such sale in
                             accordance with the Partnership Agreement. Such fee
                             is reduced to the extent any liquidation or resale
                             fees are paid to unaffiliated parties.

The General Partner          PARTNERSHIP  INTEREST.  The  General  Partner has a   $    15,005    $       9,407    $         874
                             present and continuing one percent interest of
                             $1,000 in the Partnership's item of income, gain,
                             loss, deduction, credit, and tax preference. In
                             addition, the General Partner receives one percent
                             of Cash Available for Distribution until the
                             Limited Partners have received distributions of
                             Cash Available for Distribution equal to their
                             Capital Contributions plus the 10% Priority Return
                             and thereafter, the General Partner will receive
                             10% of Cash Available for Distribution.

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

"Unit" means a Limited Partnership interest in the Partnership.

ITEM 14:        PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $138,880 and $77,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the General Partner, which concluded that the provision of such services by the Partnership's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)  Financial Statements

        Report of Independent Registered Public Accounting Firm                      3

        Report of Independent Registered Public Accounting Firm                      4

        Balance Sheets as of December 31, 2004 and 2003                            5-6

        Statements of Operations for the period of July 8, 2002 (Commencement
         of Operations) through the year ended December 31, 2004                     7

        Statements of Partners' Capital for the period of July 8, 2002
         (Commencement of Operations) through the year ended December 31, 2004       8

        Statements of Cash Flows for the period of July 8, 2002 (Commencement
         of Operations) through the year ended December 31, 2004                  9-10

        Notes to Financial Statements                                            11-25

(a)(2)  Schedules.

        Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a)(3)  Exhibits.

        * 3.1      Certificate of Limited Partnership

        * 3.2      Agreement of Limited Partnership

        * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-62526)

(b)     Reports on Form 8-K

(c)     Exhibits.

        31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

        31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

        32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                                        CONTENTS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 3

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 4

      FINANCIAL STATEMENTS
          Balance sheets                                                    5-6
          Statements of operations                                            7
          Statements of partners' capital                                     8
          Statements of cash flows                                         9-10

      NOTES TO FINANCIAL STATEMENTS                                       11-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund IV (the "Partnership") as of December 31, 2004 and the related statements of operations, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Asher & Company,Ltd.
Philadelphia, Pennsylvania
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund IV as of December 31, 2003 and the related statements of operations and cash flows for the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002 and the related statements of partners' capital for the year ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and the period of July 8, 2002 (Commencement of Operations) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                        /s/ BDO Seidman, LLP


Philadelphia, Pennsylvania
March 12, 2004

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                                  BALANCE SHEETS

December 31,                                                        2004            2003
------------------------------------------------------------   --------------   --------------
ASSETS

Cash and cash equivalents                                      $      719,161   $    4,644,293
Lease income receivable                                               157,741           88,996
Accounts receivable, affiliated limited partnerships                       --           52,902
Other receivables                                                          --            3,737
Deferred revenue                                                          913            2,438
Refundable deposits                                                     1,130            1,130
                                                               --------------   --------------
                                                                      878,945        4,793,496
                                                               --------------   --------------
COMPUTER EQUIPMENT, at cost                                        14,299,155       10,738,728
ACCUMULATED DEPRECIATION                                           (4,386,199)      (1,285,576)
                                                               --------------   --------------
                                                                    9,912,956        9,453,152
                                                               --------------   --------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net
 of accumulated amortization of $248,122 and
 $72,840, respectively                                                369,202          378,428
PREPAID ACQUISITION FEES, GENERAL PARTNER                              98,321          177,841
ACCOUNTS RECEIVABLE, COMMONWEALTH CAPITAL CORP                        243,435          229,801
                                                               --------------   --------------
                                                                      710,958          786,070
                                                               --------------   --------------
TOTAL ASSETS                                                   $   11,502,859   $   15,032,718
                                                               ==============   ==============

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                                  BALANCE SHEETS

December 31,                                                        2004            2003
------------------------------------------------------------   --------------   --------------
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable, primarily for equipment purchases          $      118,403   $    2,325,446
  Accounts payable, General Partner                                    53,075           71,024
  Accounts payable, other affiliated partnerships                     376,552               --
  Other accrued expenses                                                   --           17,000
  Unearned lease income                                                60,464          102,485
  Notes payable                                                     2,035,898        1,816,668
                                                               --------------   --------------
TOTAL LIABILITIES                                                   2,644,392        4,332,623
                                                               --------------   --------------
PARTNERS' CAPITAL
  General Partner                                                       1,000            1,000
  Limited Partners                                                  8,857,467       10,699,095
                                                               --------------   --------------
TOTAL PARTNERS' CAPITAL                                             8,858,467       10,700,095
                                                               --------------   --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $   11,502,859   $   15,032,718
                                                               ==============   ==============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                         STATEMENT OF OPERATIONS

                                                                                                 For the period
                                                                                                  July 8, 2002
                                                                                                 (Commencement
                                                                                                 of Operations)
                                                                                                    through
                                                                                                  December 31,
Years ended December 31,                                            2004             2003            2002 (1)
------------------------------------------------------------   --------------   --------------   --------------
INCOME
  Lease                                                        $    4,365,487   $    1,645,547   $      142,205
  Interest and other                                                   10,945           32,719            8,329
  Gain on sale of computer equipment                                       --              384               --
                                                               --------------   --------------   --------------
TOTAL INCOME                                                        4,376,432        1,678,650          150,534
                                                               --------------   --------------   --------------
EXPENSES
  Operating, excluding depreciation                                   946,876        1,180,077          443,358
  Organizational costs                                                     --          103,146           38,079
  Equipment management fee, General Partner                           218,274           81,840            7,111
  Interest                                                            105,201           42,366               --
  Depreciation                                                      3,231,173        1,196,712          100,702
  Amortization of equipment acquisition costs and
   deferred expenses                                                  183,150           68,957            9,319
  Loss on sale of computer equipment                                   32,966               --            5,886
                                                               --------------   --------------   --------------
TOTAL EXPENSES                                                      4,717,640        2,673,098          604,455
                                                               --------------   --------------   --------------
NET (LOSS)                                                     $     (341,208)  $     (994,448)  $     (453,921)
                                                               ==============   ==============   ==============
NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT             $        (0.45)  $        (1.92)  $        (3.77)
WEIGHTED AVERAGE NUMBER OF EQUIVALENT
  LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR               749,950          515,678          120,510
                                                               ==============   ==============   ==============

                                 See accompanying notes to financial statements.

(1) ALTHOUGH THE PARTNERSHIP WAS FORMED ON MAY 15, 2001, THE PARTNERSHIP DID NOT COMMENCE OPERATIONS UNTIL JULY 8, 2002.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                 STATEMENTS OF PARTNERS' CAPITAL

                                        General         Limited
                                        Partner         Partner         General         Limited
                                         Units           Units          Partner         Partners         Total
                                      ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2001 (1)                  50              --    $      1,000    $         --    $      1,000

Contributions                                   --         181,566              --       3,626,554       3,626,554
Offering costs                                  --              --              --        (393,230)       (393,230)
Net income (loss) (2)                           --              --             874        (454,795)       (453,921)
Distributions                                   --              --            (874)        (86,543)        (87,417)
                                      ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2002                      50         181,566    $      1,000    $  2,691,986    $  2,692,986

Contributions                                   --         568,384              --      11,341,175      11,341,175
Offering costs                                  --              --              --      (1,403,719)     (1,403,719)
Net income (loss)                               --              --           9,407      (1,003,855)       (994,448)
Distributions                                   --              --          (9,407)       (926,492)       (935,899)
                                      ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2003                      50         749,950    $      1,000    $ 10,699,095    $ 10,700,095

Net income (loss)                                                           15,005        (356,213)       (341,208)
Distributions                                                              (15,005)     (1,485,415)     (1,500,420)
                                      ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004                      50         749,950    $      1,000    $  8,857,467    $  8,858,467
                                      ============    ============    ============    ============    ============

                                 See accompanying notes to financial statements.

    (1) The General Partner contributed $1,000 in exchange for 50 units of the Partnership when the Partnership was organized in May 2001.

    (2) Net income (loss) is for the period July 8, 2002 (Commencement of Operations) through December 31, 2002.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                        STATEMENTS OF CASH FLOWS

Years ended December 31,                                      2004            2003            2002
-------------------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                              $   (341,208)   $   (994,448)   $   (453,921)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization                           3,414,323       1,265,669         110,021
     (Gain) loss on sale of computer
      equipment                                                 32,966            (384)          5,886
     Other noncash activities included in
      determination of net (loss)                           (1,103,890)       (427,805)             --
     Changes in assets and liabilities
       Lease income receivable                                 (68,745)        (58,039)        (30,957)
       Accounts receivable,
        affiliated limited partnerships                        429,454         (46,902)         (6,000)
       Other receivables                                         3,737          99,873        (103,610)
       Deferred revenue                                          1,525          (2,438)             --
       Refundable deposits                                          --          (1,130)             --
       Accounts payable                                     (2,207,043)      2,304,960          20,486
       Accounts payable, General
        Partner                                                (17,949)         70,218             806
       Accounts payable,
        Commonwealth Capital Corp.                               9,684         (61,807)         61,807
       Other accrued expenses                                  (17,000)         17,000              --
       Unearned lease income                                   (42,021)         95,971           6,514
                                                          ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $     93,833    $  2,260,738    $   (388,968)
                                                          ============    ============    ============

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                        STATEMENTS OF CASH FLOWS

Years ended December 31,                                      2004            2003            2002
-------------------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    $ (2,474,404)   $ (6,401,395)   $ (2,224,765)
  Prepaid acquisition fees to the General Partner               79,520        (143,936)        (33,905)
  Net proceeds from sale of computer equipment                  73,581          14,063         100,502
  Equipment acquisition fees to the General Partner           (160,693)       (345,835)        (88,991)
                                                          ------------    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                     (2,481,996)     (6,877,103)     (2,247,159)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions                                                     --      11,341,175       3,626,554
  Offering costs                                                    --      (1,403,719)       (393,230)
  Distributions to partners                                 (1,500,420)       (935,899)        (87,417)
  Other receivable, Commonwealth Capital Corp.                 (23,318)       (229,801)             --
  Debt placement fee to the General Partner                    (13,231)        (21,878)             --
                                                          ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (1,536,969)      8,749,878       3,145,907
                                                          ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (3,925,132)      4,133,513         509,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               4,644,293         510,780           1,000
                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    719,161    $  4,644,293    $    510,780
                                                          ============    ============    ============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS       Commonwealth Income & Growth Fund IV (the "Partnership") is
                    a limited partnership organized in the Commonwealth of Pennsylvania on May 15, 2001. The Partnership offered for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The
                    Partnership reached the minimum amount in escrow and commenced operations on July 8, 2002. As of September 15,
                    2003, the Partnership had reached full subscription, receiving $14,968,729 in contributions from limited and general partners, amounting to 750,000 units.

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

                    Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2004 and 2003, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    Distributions during 2004 and 2003 reflect an annual return of capital in the amount of approximately $1.80 per weighted average number of limited partnership units outstanding during the year. During 2002, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2002 reflect an annual return of capital in the amount of approximately $.72 per weighted average number of limited partnership units outstanding during the year.

2.   SUMMARY OF     REVENUE RECOGNITION
     SIGNIFICANT
     ACCOUNTING     Through December 31, 2004, the Partnership has only entered
     POLICIES       into operating leases. Lease revenue is recognized on a
                    monthly basis in accordance with the terms of the operating lease agreements.

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

                    FAIR VALUE OF FINANCIAL INSTRUMENTS

                    Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    LONG-LIVED ASSETS

                    The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $62,000 in the fourth quarter to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2003 and 2002, the Partnership determined that no impairment had occurred.

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

                    CASH AND CASH EQUIVALENTS

                    The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2004 and 2003 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    ACCOUNTS RECEIVABLE

                    Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

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

                    In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

3.   COMPUTER       The Partnership is the lessor of equipment under operating
     EQUIPMENT      leases with periods ranging from 16 to 36 months. In
                    general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2004:

                    Years ending December 31,              Amount
                    -------------------------          -------------
                         2005                          $   4,598,000
                         2006                              3,021,000
                         2007                                570,000
                                                       -------------
                                                       $   8,189,000
                                                       =============

     SIGNIFICANT    Lessees exceeding 10% of lease income for the years ended:
     CUSTOMERS

                    Lessee                                   2004         2003         2002
                    -----------------------------------   ----------   ----------   ----------
                    Lessee A                                  11%          --          --
                    Lessee B                                  18%          20%         16%
                    Lessee C                                  --           14%         21%
                    Lessee D                                  --           --          19%
                    Lessee E                                  --           --          11%
                    Lessee F                                  --           --          18%
                                                          ----------   ----------   ----------
                    TOTAL % OF LEASE INCOME                   28%          34%         85%
                                                          ==========   ==========   ==========

                    Lessees exceeding 10% of accounts receivable at December 31:

                    Lessee                                    2004        2003
                    -----------------------------------   ----------   ----------
                    Lessee A                                   --          25%
                    Lessee B                                   45%         --
                    Lessee G                                   14%         --
                    Lessee H                                   17%         12%
                    Lessee I                                   --          26%
                    Lessee J                                   --          18%
                                                          ----------   ----------
                    TOTAL % OF ACCOUNTS RECEIVABLE             76%         81%
                                                          ==========   ==========

4.   RELATED PARTY  ORGANIZATIONAL FEE
     TRANSACTIONS

                    The General Partner is entitled to be paid an Organizational Fee

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2003 and 2002, the Partnership paid approximately $291,000 and $109,000, respectively, in organizational fees. There were no amounts due as of December 31, 2004 and 2003.

                    SELLING COMMISSION AND DEALER MANAGER FEES

                    The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount has been sold. During 2003 and 2002, selling commissions and dealer manager fees of approximately $1,162,000 and $323,000, respectively, were paid to CCSC. In addition, during 2003, the Partnership paid CCC approximately $156,000 for additional underwriting expenses. There were no amounts due as of December 31, 2004 and 2003.

                    REIMBURSABLE EXPENSES

                    The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. An understanding exists between CCC and the Partnership, whereby CCC will not be reimbursed for the administration of the Partnership for as long as the Partnership has not broken escrow. When the Partnership reached the minimum amount to break escrow, the Partnership reimbursed CCC for its share of the expenses to administer the Partnership retroactively from the effective date through the date of the first closing. During 2004, 2003, and 2002, the Partnership recorded $840,000, $673,000, and

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    $366,000 respectively, for reimbursement of expenses to the General Partner. This amount includes approximately $103,000 that was incurred by CCC on behalf of the Partnership through the date the Partnership broke escrow, July 8, 2002. At December 31, 2004, 2003, and 2002, the amount due to CCC was approximately $9,700, $20,500, and $62,000, respectively.

                    EQUIPMENT ACQUISITION FEE

                    The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2004, equipment acquisition fees of approximately $161,000 were earned by the General Partner, including $80,000 which was paid to the General Partner during 2003. The balance of approximately $98,000 will be earned in future periods. During 2003, equipment acquisition fees of approximately $490,000 were paid to the General Partner. Approximately $346,000 was earned by the General Partner relating to equipment acquired in 2003, including $34,000 which was paid to the General Partner during 2002. During 2002, equipment acquisition fees of approximately $123,000 were paid to the General Partner. Of this amount, approximately $89,000 was earned by the General Partner relating to equipment acquired in 2002.

                    DEBT PLACEMENT FEE

                    As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2004 and 2003, the Partnership paid approximately $13,000 and $22,000 in debt placement fees to the General Partner, respectively. There were no debt placement fees paid to the General Partner in 2002. There were no amounts due as of December 31, 2004 and 2003.

                    EQUIPMENT MANAGEMENT FEE

                    The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2004, 2003 and 2002, equipment management fees of approximately $218,000 and $82,000, and $7,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                    RELEASE FEE

                    As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or
                    (b) two percent of gross lease revenues derived from such Release. There

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    were no such fees paid to the General Partner in 2004, 2003, and 2002.

                    EQUIPMENT LIQUIDATION FEE

                    With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2004, 2003, and 2002, the General Partner earned equipment liquidation fees of approximately $2,000 and $1,000, and $3,000, respectively.

                    ACCOUNTS RECEIVABLE - COMMONWEALTH CAPITAL CORP

                    As of December 31, 2004, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $243,000, which originated primarily in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, commencing in the quarter ended March, 2004. During the year ended December 31, 2004, CCC reimbursed the Partnership approximately $70,000.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

5.  NOTES PAYABLE   Notes payable consisted of the following:

                    December 31,                                    2004             2003
                    -----------------------------------------    ------------    -----------
                    Installment notes payable to banks;
                    interest ranging from 5.75% to 7.75%,
                    due in monthly installments ranging from
                    $60 to $1,980, including interest, with
                    final payments from June through
                    December 2004.                               $         --    $    56,857

                    Installment notes payable to banks;
                    interest ranging from 5.00% to 6.75%,
                    due in monthly installments ranging from
                    $151 to $4,212, including interest, with
                    final payments from January through
                    December 2005.                                    139,927        396,330

                    Installment notes payable to banks;
                    interest ranging from 4.85% to 6.00%,
                    due in monthly installments ranging from
                    $155 to $22,902, including interest,
                    with final payments from January through
                    August 2006.                                      865,709      1,363,481

                    Installment notes payable to banks;
                    interest ranging from 4.29% to 6.35%,
                    due in monthly installments ranging from
                    $3,746 to $13,489, including interest,
                    with final payments from January through
                    October 2007.                                   1,030,262             --
                                                                 ------------    -----------
                                                                 $  2,035,898    $ 1,816,668
                                                                 ============    ===========

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2004 are as follows:

                    Year ending December 31,                        Amount
                    -----------------------------------------    ------------
                        2005                                     $  1,146,313
                        2006                                          651,964
                        2007                                          237,621
                                                                 ------------
                                                                 $  2,035,898
                                                                 ============

6.   SUPPLEMENTAL   Other noncash activities included in the determination of
     CASH FLOW      net loss are as follows:
     INFORMATION

Year ended December 31,                                              2004            2003
-------------------------------------------------------------    ------------    -----------
Lease income, net of interest expense on
 notes payable realized as a result of direct payment of
 principal by lessee to bank                                     $  1,103,890    $   347,571

Lease income paid to original lessor in lieu
 of cash payment for computer equipment acquired                           --         80,234
                                                                 ------------    -----------
Total adjustment to net (loss) from other noncash activities     $  1,103,890    $   427,805
                                                                 ============    ===========

                    No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

                    Noncash investing and financing activities include the following:

Year ended December 31,                                              2004           2003
-------------------------------------------------------------    ------------    -----------
Debt assumed in connection with purchase  of computer
 equipment                                                       $  1,323,000    $ 2,164,000

7. RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN

Year ended December 31,                                  2004          2003            2002
--------------------------------------------------   ------------   ------------   ------------
Net (loss) for financial reporting purposes          $   (341,208)  $   (994,448)  $   (453,921)
  Adjustments
    Gain (Loss) on sale of computer equipment              20,730             --        (12,336)
    Depreciation                                       (1,243,039)    (2,548,774)      (611,138)
    Amortization                                          137,343         39,289          7,002
    Organizational costs                                       --        149,424         38,079
    Unearned lease income                                 (42,022)        97,584          3,506
    Other                                                 (36,052)       120,188         50,883
                                                     ------------   ------------   ------------
Taxable (loss) on the Federal Partnership return     $ (1,504,248)  $ (3,136,737)  $   (977,925)
                                                     ============   ============   ============

                    The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                    Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

8.   QUARTERLY RESULTS   Summarized  quarterly financial data for the year ended
     OF OPERATION        December 31,  2004 is as follows:
     (UNAUDITED)

                                                                           Quarter ended
                                                     ---------------------------------------------------------
                                                       March 31       June 30      September 30   December 31
                                                     ------------   ------------   ------------   ------------
2004
REVENUES
  Lease and other                                    $    975,355   $  1,067,458   $  1,105,702   $  1,227,916
  Gain on sale of computer equipment                           --             --             --             --
                                                     ------------   ------------   ------------   ------------
  TOTAL REVENUES                                          975,355      1,067,458      1,105,702      1,227,916

TOTAL COSTS AND EXPENSES                                1,145,746      1,054,389      1,114,493      1,403,011
                                                     ------------   ------------   ------------   ------------
NET (LOSS)                                           $   (170,391)  $     13,069   $     (8,791)  $   (175,095)
                                                     ============   ============   ============   ============
(LOSS) PER LIMITED PARTNER UNIT                      $      (0.23)  $       0.02   $      (0.01)  $      (0.23)
                                                     ============   ============   ============   ============

                                            COMMONWEALTH INCOME & GROWTH FUND IV

                                                   NOTES TO FINANCIAL STATEMENTS

8.   QUARTERLY RESULTS   Summarized  quarterly financial data for the year ended
     OF OPERATION        December 31,  2003 is as follows:
     (UNAUDITED)

                                                                           Quarter ended
                                                     ---------------------------------------------------------
                                                       March 31       June 30      September 30   December 31
                                                     ------------   ------------   ------------   ------------
2003
Revenues
  Lease and other                                    $    271,842   $    318,179   $    396,443   $    691,802
  Gain on sale of computer equipment                           --             --             --            384
                                                     ------------   ------------   ------------   ------------
Total revenues                                            271,842        318,179        396,443        692,186
Total costs and expenses                                  481,373        711,654        767,544        712,527
                                                     ------------   ------------   ------------   ------------
Net (loss)                                           $   (209,531)  $   (393,475)  $   (371,101)  $    (20,341)
                                                     ============   ============   ============   ============
(Loss) per limited partner unit                      $      (0.94)  $      (0.99)  $      (0.55)  $      (0.03)
                                                     ============   ============   ============   ============

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2005 by the undersigned thereunto duly authorized.

                                  COMMONWEALTH INCOME & GROWTH FUND IV

                                        By:   COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                  By:   /s/ George S. Springsteen
                                        --------------------------------
                                        George S. Springsteen, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005:

SIGNATURE                                            CAPACITY
-----------------------------       --------------------------------------------
/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-----------------------------       Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
-----------------------------       Officer and Secretary
Kimberly A. Springsteen