Form 10-Q
period 2005-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2005-05-13
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                     PART I


Item 1.     Condensed Financial Statements                                              3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 15
Item 4.     Controls and Procedures                                                    15

                                           PART II
Item 1.     Legal Proceedings                                                          15
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.               16
Item 3.     Defaults Upon Senior Securities                                            16
Item 4.     Submission of Matters to a Vote of Securities Holders                      16
Item 5.     Other Information                                                          16
Item 6.     Index to Exhibits

            Signatures

            Certifications


                                  COMMONWEALTH INCOME & GROWTH FUND IV
                                        CONDENSED BALANCE SHEETS

                                                            MARCH 31,             DECEMBER 31,
                                                              2005                   2004
                                                       ---------------------------------------
                                                           (UNAUDITED)
ASSETS

Cash and cash equivalents                               $       396,307          $    719,161
Lease income receivable                                               -               157,741
Other receivables - affiliated limited partnerships               3,796                     -
Deferred revenue                                                    631                   913
Refundable deposits                                               2,166                 1,130
                                                       ---------------------------------------

                                                                402,900               878,945
                                                       ---------------------------------------



Computer equipment, at cost                                  15,063,073            14,299,155
Accumulated depreciation                                     (5,236,600)           (4,386,199)
                                                       ---------------------------------------
                                                              9,826,473             9,912,956
                                                       ---------------------------------------

Equipment acquisition costs and deferred expenses, net          346,557               369,202
Other receivables - Commonwealth Capital Corp                   252,796               243,435
Prepaid acquisition fees                                        100,138                98,321
                                                       ---------------------------------------
                                                                699,491               710,958
                                                       ---------------------------------------

TOTAL ASSETS                                           $     10,928,864        $   11,502,859
                                                       =======================================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable, primarily for equipment purchases              65,989               118,403
Accounts payable - other affiliated partnerships                      -               376,552
Accounts payable - General Partner                               21,025                53,075
Accounts payable - Commonwealth Capital Corp.                    29,468                     -
Unearned lease income                                            38,067                60,464
Notes payable                                                 2,268,098             2,035,898
                                                       ---------------------------------------
TOTAL LIABILITIES                                             2,422,647             2,644,392
                                                       ---------------------------------------

PARTNERS' CAPITAL

General partner                                                   1,000                 1,000
Limited partners                                              8,505,217             8,857,467
                                                       ---------------------------------------
TOTAL PARTNERS' CAPITAL                                       8,506,217             8,858,467
                                                       ---------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $     10,928,864        $   11,502,859
                                                       =======================================

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                       CONDENSED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS         THREE MONTHS
                                                          ENDED                 ENDED
                                                        MARCH 31,             MARCH 31,
                                                           2005                 2004
                                                     ------------        -------------
                                                               (UNAUDITED)
INCOME
Lease                                                  $ 1,252,838         $   967,692
Interest and other                                             551               7,663
                                                      ------------        ------------
TOTAL INCOME                                             1,253,389             975,355
                                                      ------------        ------------

EXPENSES
Operating, excluding depreciation                          157,306             338,370
Equipment management fee - General Partner                  59,986              48,385
Interest                                                    29,253              28,052
Depreciation                                               912,250             686,836
Amortization of equipment
  acquisition costs and deferred expenses                   53,645              41,184
Loss on sale of computer equipment                           8,805               2,919
                                                      ------------        ------------
TOTAL EXPENSES                                           1,221,245           1,145,746
                                                      ------------        ------------



NET INCOME (LOSS)                                      $    32,144          $ (170,391)
                                                       ============        ===========

NET INCOME (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $      0.04          $    (0.23)
                                                       ============        ===========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD            749,050             749,950
                                                      ============         ===========


            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                               (UNAUDITED)

                                         GENERAL          LIMITED
                                         PARTNER          PARTNER            GENERAL           LIMITED
                                          UNITS            UNITS             PARTNER           PARTNER                   TOTAL
                                       ------------------------------------------------------------------------------------------

PARTNERS' CAPITAL - DECEMBER 31, 2004              50          749,950           $ 1,000        $  8,857,466        $ 8,858,466
                                       -------------------------------------------------  ---------------------------------------
  Net income (loss)                                 -                -             3,748              28,396             32,144
  Redemption                                                                                          (9,617)            (9,617)
  Distributions                                     -                -            (3,748)           (371,028)          (374,776)
                                       -------------------------------------------------- ---------------------------------------
PARTNERS' CAPITAL - MARCH 31, 2005                 50          749,950           $ 1,000        $  8,505,217        $ 8,506,217
                                       ================================  ================ =================== ===================




            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                2005                2004
                                                           ----------------------------------
                                                                       (UNAUDITED)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        $   359,990         $  (2,108,215)
                                                           ----------------------------------

INVESTING ACTIVITIES:

Capital expenditures                                          (284,023)             (614,091)
 Acquisition fees                                              (27,132)                    -
Net proceeds from sale of computer equipment                    18,066                55,432

                                                           ----------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                       (293,089)             (558,659)
                                                           ----------------------------------

FINANCING ACTIVITIES:
Redemptions                                                     (9,617)                    -
Distributions to partners                                     (374,776)             (375,492)
Other receivable, Commonwealth Capital Corp                        324               (83,439)
Debt Placement fee paid to the General Partner                  (5,686)                    -
                                                           ----------------------------------
                                                                                    (458,931)
NET CASH (USED IN)  FINANCING ACTIVITIES                      (389,755)
                                                           ----------------------------------


Net (decrease) increase in cash and cash equivalents          (322,854)           (3,125,805)
Cash and cash equivalents, beginning of period                 719,161             4,644,293
                                                           ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   396,307         $   1,518,488
                                                           ==================================


            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.      SUMMARY OF                 BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                 The financial information presented as of any
        POLICIES                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2005.

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the three months ended March 31, 2005.

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

                                   Through March 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                                   The Partnership's share of the computer
                                   equipment in which they participate at March
                                   31, 2005 and December 31, 2004 was
                                   approximately $909,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,798,000 for both period ends.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2005:

                                                                                                 Amount
                                  -------------------------------------------------------------------------
                                  Nine  Months ended December 31, 2005                        $  3,180,000
                                  Year Ended December 31, 2006                                   3,325,000
                                  Year Ended December 31, 2007                                     693,000
                                  Year Ended December 31, 2008                                      29,000
                                                                                               -----------
                                                                                              $  7,227,000
                                  -------------------------------------------------------------------------


4.      RELATED PARTY
        TRANSACTIONS
                               OTHER RECEIVABLES

                               As of March 31, 2005, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $253,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

                               REIMBURSABLE EXPENSES

                               The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2005 and 2004, the Partnership recorded $66,000 and $277,000, respectively, for reimbursement of expenses to the General Partner.

                               EQUIPMENT ACQUISITION FEE

                               The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the three months ended March 31, 2005 and 2004, equipment acquisition fees of approximately $34,000 and $70,000, respectively, were earned by the General Partner.

                               DEBT PLACEMENT FEE

                               As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the three months ended March 31, 2005, debt placement fees of approximately $6,000 were earned by the General Partner. There were no debt placement fees earned by the General Partner during the three months ended March 31, 2004.

                               EQUIPMENT MANAGEMENT FEE

                               The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2005 and 2004, equipment management fees of approximately $60,000 and $48,000, respectively, were earned by the General Partner.

                               EQUIPMENT LIQUIDATION FEE

                               With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2004, equipment liquidation fees of approximately $2,000 were earned by the General Partner. There were no equipment liquidation fees earned by the General Partner during the three months ended March 31, 2005.

5. NOTES PAYABLE               Notes payable consisted of the following:

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2005                2004
                               ----------------------------------------------------------------------------------

                               Installment notes payable to banks; interest
                               ranging from 5.00% to 6.75%, due in monthly
                               installments ranging from $151 to $4,212,
                               including interest, with final payments due from
                               January through December 2005.                          76,709           139,927

                               Installment notes payable to banks; interest
                               ranging from 4.85% to 6.00%, due in monthly
                               installments ranging from $155 to $22,902,
                               including interest, with final payments due in
                               January through August 2006.                           617,153           865,709

                               Installment notes payable to banks;
                               interest ranging from 4.29% to
                               6.35%, due in monthly installments
                               ranging from $3,746 to $13,488,
                               including interest, with final
                               payments due in January through
                               December 2007.                                       1,332,078         1,030,262

                               Installment notes payable to banks;
                               interest ranging from 5.36% to
                               5.90%, due in monthly installments
                               ranging from $675 to $6,973
                               including interest, with final
                               payment due in January through
                               February 2008.                                         242,158                 -
                                                                               ----------------------------------
                                                                                $   2,268,098       $ 2,035,898
                               ----------------------------------------------------------------------------------

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2005 are as follows:

                                                                                                         Amount
                                                                                                     -------------

                                       Nine months ended December 31, 2005                           $     981,985
                                       Year ended December 31, 2006                                        852,105
                                       Year ended December 31, 2007                                        419,623
                                       Year ended December 31, 2008                                         14,385
                                                                                                     -------------
                                                                                                     $   2,268,098
                                                                                                     -------------

6.      SUPPLEMENTAL               Other noncash activities included in the
        CASH FLOW                  determination of net loss are as follows:
        INFORMATION


Three Months Ended March 31,                                    2005                2004
--------------------------------------------------------------------------     ---------------

Lease income, net of interest expense on
 notes payable realized as a result of
 direct payment of principal by lessee to bank             $   336,417          $    249,879

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

           Noncash investing and financing  activities include the following:


Three Months Ended March 31,                                    2005                    2004
--------------------------------------------------------------------------        ---------------
   Debt assumed in connection with purchase of
     computer equipment                                    $   569,000          $     816,000
--------------------------------------------------------------------------        ---------------
   Equipment acquisition fees earned by General
    Partner upon purchase of equipment from prepaid
    acquisition fees                                       $         -          $      24,564
--------------------------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through March 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2005 and 2004 was from net proceeds received from sale of equipment of approximately $18,000 and $55,000, respectively. The primary uses of cash for the three months ended March 31, 2005 and 2004 were for capital expenditures for new equipment of approximately $284,000 and $614,000, respectively, and the payment of preferred distributions to partners of approximately $375,000 and $375,000, respectively. The Partnership also made an advance to CCC, a related party to the Partnership, in the amount of approximately $83,000 for the three months ended March 31, 2004.

For the three month period ended March 31, 2005, the Partnership generated cash flows from operating activities of approximately $360,000, which includes net income of approximately $32,000, payment of accounts payable, which was primarily for the purchase of equipment of approximately $52,000, a loss on sale of equipment of approximately $9,000, and depreciation and amortization expenses of approximately $966,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $336,000.

For the three month period ended March 31, 2004, the Partnership used cash flows from operating activities of approximately $2,108,000, which includes a net loss of approximately $170,000, payment of accounts payable, which was primarily for the purchase of equipment of approximately $2,260,000, a loss on sale of equipment of approximately $3,000, and depreciation and amortization expenses of approximately $728,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $250,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2005, the Partnership did not have any cash invested in these money market accounts due to a change in banks used by the Partnership.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $3,180,000 for the balance of the year ending December 31, 2005 and $4,047,000 thereafter. At March 31, 2005, the outstanding debt was $2,268,000, with interest rates ranging from 4.29% to 6.75%, and will be payable through February 2008.

As of March 31, 2005, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately 253,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

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

The Partnership's share of the computer equipment in which they participate at March 31, 2005 and March 31, 2004 was approximately $909,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and March 31, 2004 was approximately $1,798,000 for both period ends.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, the Partnership recognized income of approximately $1,253,000, and expenses of approximately $1,221,000, resulting in net income of approximately $32,000. For the three months ended March 31, 2004, the Partnership recognized income of approximately $975,000 and expenses of approximately $1,146,000 resulting in a net loss of approximately $170,000.

Lease income increased by 29% to $1,253,000 for the quarter ended March 31, 2005, from $968,000 for the quarter ended March 31, 2004, primarily due to the fact that more lease agreements were entered into since the quarter ended March 31, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expense decreased 54% to approximately $157,000 for the quarter ended March 31, 2005, from $338,000 for the quarter ended March 31, 2004, which is primarily attributable to an decrease in the amount charged by CCC of approximately $201,000 to the Partnership for the administration and operation of the partnership. There was a decrease in due diligence expenses of approximately $39,000.


The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 50% to approximately $60,000 for the quarter ended March 31, 2005, from $48,000 for the quarter ended March 31, 2004, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 33% to approximately $969,000 for the quarter ended March 31, 2005, from $728,000 for the quarter ended March 31, 2004 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended March 31, 2004.

The Partnership sold computer equipment with a net book value of approximately $27,000 for the quarter ended March 31, 2005, for a net loss of approximately $9,000. The Partnership sold computer equipment with a net book value of approximately $58,000 for the quarter ended March 31, 2004, for a net loss of approximately $3,000

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.


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



                                 COMMONWEALTH INCOME & GROWTH FUND IV

                                 BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                     General Partner


May 16, 2005                     By: /s/ George S. Springsteen
------------                        ------------------------------
Date                             George S. Springsteen
                                 President