Form 10-Q
period 2005-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2005-11-14
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                    FORM 10-Q
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.     Condensed Financial Statements                                     3
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk        16
Item 4.     Controls and Procedures                                           16

                                     PART II
Item 1.     Legal Proceedings                                                 17
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.      17
Item 3.     Defaults Upon Senior Securities                                   17
Item 4.     Submission of Matters to a Vote of Securities Holders             17
Item 5.     Other Information                                                 17
            Index to Exhibits
Item 6.                                                                       17

            Signatures

            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND IV
                            CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       2005                   2004
                                                                  -------------------------------------
                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents                                         $    1,171,202           $    719,161
Lease income receivable, net of reserves of $0
  as of September 30, 2005 and  December 31, 2004                        181,988                157,741
Other receivables - other affiliated partnerships                         14,270                      -
Other assets                                                               1,399                  2,043
                                                                  -------------------------------------
                                                                       1,368,859                878,945
                                                                  -------------------------------------


Computer equipment, at cost                                           14,258,295             14,299,155
Accumulated depreciation                                              (6,350,461)            (4,386,199)
                                                                  -------------------------------------
                                                                       7,907,834              9,912,956
                                                                  -------------------------------------

Equipment acquisition costs and deferred expenses, net                   250,332                369,202
Other receivables - Commonwealth Capital Corp                            233,170                243,435
Prepaid acquisition fees                                                 100,138                 98,321
                                                                  -------------------------------------
                                                                         583,640                710,958
                                                                  -------------------------------------

TOTAL ASSETS                                                      $    9,860,333         $   11,502,859
                                                                  =====================================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable, primarily for equipment purchases               $      102,472         $      118,403
Accounts payable - other affiliated partnerships                               -                376,552
Accounts payable - General Partner                                        75,896                 53,075
Accounts payable - Commonwealth Capital Corp.                             13,547                      -
Unearned lease income                                                    120,218                 60,464
Notes payable                                                          1,834,517              2,035,898
                                                                  -------------------------------------
TOTAL LIABILITIES                                                      2,146,650              2,644,392
                                                                  -------------------------------------

PARTNERS' CAPITAL
General partner                                                            1,000                  1,000
Limited partners                                                       7,712,683              8,857,467
                                                                  -------------------------------------
TOTAL PARTNERS' CAPITAL                                                7,713,683              8,858,467
                                                                  -------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $    9,860,333         $   11,502,859
                                                                  =====================================

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS        THREE MONTHS         NINE MONTHS        NINE MONTHS
                                                         ENDED              ENDED               ENDED               ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                         2005                2004                2005               2004
                                                     ------------------------------------------------------------------------
                                                                 (UNAUDITED)                            (UNAUDITED)
INCOME
Lease                                                $   1,247,392       $   1,104,082       $   3,766,826      $   3,139,172
Interest and other                                           2,461               1,620               3,019              9,343
                                                     -------------       -------------       -------------      -------------

TOTAL INCOME                                             1,249,853           1,105,702           3,769,845          3,148,515
                                                     -------------       -------------       -------------      -------------

EXPENSES
Operating, excluding depreciation                           98,930             160,238             421,099            767,636
Equipment management fee - General Partner                  62,370              55,205             188,341            156,959
Interest                                                    25,749              27,059              84,349             82,771
Depreciation                                               906,692             810,375           2,752,193          2,266,932
Amortization of equipment
  acquisition costs and deferred expenses                   53,648              46,970             163,614            131,420
Loss on sale of computer equipment                          87,697              14,646             163,280             17,565
                                                     -------------       -------------       -------------      -------------
TOTAL EXPENSES                                           1,235,086           1,114,493           3,772,876          3,423,283
                                                     -------------       -------------       -------------      -------------

NET INCOME (LOSS)                                    $      14,767       $      (8,791)      $      (3,031)     $    (274,768)
                                                     =============       =============       =============      =============

NET INCOME (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                   $        0.02       $       (0.01)      $      (0.004)     $       (0.37)
                                                     =============       =============       =============      =============

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          749,950             749,950             749,950            749,950
                                                     =============       =============       =============      =============

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                                      (UNAUDITED)

                                                GENERAL          LIMITED
                                                PARTNER          PARTNER            GENERAL           LIMITED
                                                 UNITS            UNITS             PARTNER           PARTNER             TOTAL
                                            ---------------------------------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2004             50             749,950           $  1,000        $  8,857,466        $  8,858,466
  Net income (loss)                                -                   -             11,239             (14,270)             (3,031)
  Redemption                                                                                            (17,825)            (17,825)
  Distributions                                    -                   -            (11,239)         (1,112,688)         (1,123,927)
                                            ---------------------------------------------------------------------------------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2005            50             749,950           $  1,000        $  7,712,683        $  7,713,683
                                            =======================================================================================

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                        CONDENSED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                         2005                    2004
                                                                    -------------            -----------
                                                                                 (UNAUDITED)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 $   1,719,735            $  (573,550)
                                                                    -------------            -----------

INVESTING ACTIVITIES:
Capital expenditures                                                     (324,613)            (1,497,860)
Acquisition fees                                                          (38,451)               (41,079)
Net proceeds from sale of computer equipment                              225,284                 65,262
                                                                    -------------            -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (137,780)            (1,473,677)
                                                                    -------------            -----------

FINANCING ACTIVITIES:
Redemptions                                                               (17,825)                     -
Distributions to partners                                              (1,123,927)            (1,125,444)
Other receivable, Commonwealth Capital Corp                                19,949                (33,441)
Debt Placement fee paid to the General Partner                             (8,110)                (8,910)
                                                                    -------------            -----------
NET CASH (USED IN)  FINANCING ACTIVITIES                               (1,129,914)            (1,167,795)
                                                                    -------------            -----------


Net increase (decrease) in cash and cash equivalents                      452,041             (3,215,022)
Cash and cash equivalents, beginning of period                            719,161              4,644,293
                                                                    -------------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   1,171,202            $ 1,429,271
                                                                    =============            ===========

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

2.      SUMMARY OF          BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING          The financial information presented as of any date
        POLICIES            other than December 31 has been prepared from the
                            books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                            LONG-LIVED ASSETS

                            The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the nine months ended September 30, 2005.

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

                            Through September 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                            Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine-month and three month periods ended September 30, 2005, remarketing fees were incurred in the amounts of $40,000 and $33,000, respectively. No remarketing fees were incurred for the period ended September 30, 2004.

                            The Partnership's share of the computer equipment in which they participate at September 30, 2005 and December 31, 2004 was approximately $1,083,000 and $909,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $2,146,000 and $1,798,000, respectively.

                            The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2005:

                                                                       Amount
                            ----------------------------------------------------
                            Three  Months ended December 31, 2005    $ 1,114,000
                            Year Ended December 31, 2006               3,331,000
                            Year Ended December 31, 2007                 843,000
                            Year Ended December 31, 2008                  29,000
                                                                     -----------
                                                                     $ 5,317,000
                            ====================================================

4.      RELATED PARTY
        TRANSACTIONS
                            OTHER RECEIVABLES

                            As of September 30, 2005, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $233,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

                            REIMBURSABLE EXPENSES

                            The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2005 and 2004, the Partnership recorded $254,000 and $668,000, respectively, for reimbursement of expenses to the General Partner.

                            EQUIPMENT ACQUISITION FEE

                            The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the nine months ended September 30, 2005 and 2004, equipment acquisition fees of approximately $45,000 and $96,000, respectively, were earned by the General Partner.

                            DEBT PLACEMENT FEE

                            As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the nine months ended September 30, 2005 and 2004, debt placement fees of approximately $8,000 and $9,000, respectively, were earned by the General Partner.

                            EQUIPMENT MANAGEMENT FEE

                            The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of
                            (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and
                            (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2005 and 2004, equipment management fees of approximately $188,000 and $157,000, respectively, were earned by the General Partner.

                            EQUIPMENT LIQUIDATION FEE

                            With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2005 and 2004, equipment liquidation fees of approximately $8,000 and $2,000, respectively, were earned by the General Partner.

5.      NOTES PAYABLE       Notes payable consisted of the following:

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                               2005               2004
                            ------------------------------------------------------------------------------
                            Installment notes payable to banks;
                            interest ranging from 5.00% to 6.75%,
                            due in monthly installments ranging
                            from $151 to $4,212, including
                            interest, with final payments due
                            from January through December 2005.          $      12,335       $     139,927

                            Installment notes payable to banks;
                            interest ranging from 4.85% to 6.00%,
                            due in monthly installments ranging
                            from $155 to $22,902, including
                            interest, with final payments due in
                            January through August 2006.                       355,163             865,709

                            Installment notes payable to banks;
                            interest ranging from 4.29% to 6.35%,
                            due in monthly installments ranging
                            from $3,746 to $13,488, including
                            interest, with final payments due in
                            January through December 2007.                   1,111,964           1,030,262

                            Installment notes payable to banks;
                            interest ranging from 5.36% to 6.06%,
                            due in monthly installments ranging
                            from $162 to $6,973 including
                            interest, with final payment due in
                            January through April 2008.                        355,055                   -
                                                                         ---------------------------------
                                                                         $   1,834,517       $   2,035,898
                            ==============================================================================

                            These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2005 are as follows:

                                                                        Amount
                                                                     -----------
                            Three months ended December 31, 2005     $   335,631
                            Year ended December 31, 2006                 943,731
                            Year ended December 31, 2007                 516,425
                            Year ended December 31, 2008                  38,730
                                                                     -----------
                                                                     $ 1,834,517
                                                                     ===========

6.      SUPPLEMENTAL        Other noncash activities included in the
        CASH FLOW           determination of net loss are as follows:
        INFORMATION

Nine months Ended September 30,                       2005          2004
==============================================================    ----------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to bank   $  1,012,403    $  807,179

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

        Noncash investing and financing activities include the following:

Nine months Ended September 30,                       2005          2004
==============================================================    ----------

  Debt assumed in connection with purchase of
    computer equipment                            $    811,022    $  890,992
==============================================    ============    ==========
  Equipment acquisition fees earned by General
    Partner upon purchase of equipment from
    prepaid acquisition fees                      $          -    $   54,475
============================================================================

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

REVENUE RECOGNITION

Through September 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the nine months ended September 30, 2005 and 2004 was from net proceeds received from sale of equipment of approximately $225,000 and $65,000, respectively. The primary uses of cash for the nine months ended September 30, 2005 and 2004 were for capital expenditures for new equipment of approximately $325,000 and $1,498,000, respectively, and the payment of preferred distributions to partners of approximately $1,124,000 and $1,125,000, respectively. The Partnership also made an advance to CCC, a related party to the Partnership, in the amount of approximately $33,000 for the nine months ended September 30, 2004.

For the nine month period ended September 30, 2005, the Partnership generated cash flows from operating activities of approximately $1,720,000, which includes a net loss of approximately $3,000, payment of accounts payable, which was primarily for the purchase of equipment of approximately $16,000, a loss on sale of equipment of approximately $163,000, and depreciation and amortization expenses of approximately $2,916,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,012,000.

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

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2005 and 2004, the Partnership had $1,009,000 and $1,312,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $1,114,000 for the balance of the year ending December 31, 2005 and $4,203,000 thereafter. At September 30, 2005, the outstanding debt was $1,835,000, with interest rates ranging from 4.29% to 6.75%, and will be payable through April 2008.

As of September 30, 2005, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $233,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

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

The Partnership intends to invest $800,000 in additional equipment for the remainder of 2005. The acquisition of this equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

The Partnership's share of the computer equipment in which they participate at September 30, 2005 and September 30, 2004 was approximately $1,083,000 and $631,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and September 30, 2004 was approximately $2,147,000 and $1,272,000, respectively.

RESULTS OF OPERATIONS

                Three Months Ended September 30, 2005 compared to
                     Three Months Ended September 30, 2004

For the three months ended September 30, 2005, the Partnership recognized income of approximately $1,250,000, and expenses of approximately $1,235,000, resulting in net income of approximately $15,000. For the three months ended September 30, 2004, the Partnership recognized income of approximately $1,106,000 and expenses of approximately $1,115,000 resulting in a net loss of approximately $9,000.

Lease income increased by 13% to $1,247,000 for the quarter ended September 30, 2005, from $1,104,000 for the quarter ended September 30, 2004, primarily due to the fact that more lease agreements were entered into since the quarter ended September 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses decreased 38% to approximately $99,000 for the quarter ended September 30, 2005, from $160,000 for the quarter ended September 30, 2004.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 13% to approximately $62,000 for the quarter ended September 30, 2005, from $55,000 for the quarter ended September 30, 2004, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 12% to approximately $960,000 for the quarter ended September 30, 2005, from $857,000 for the quarter ended September 30, 2004 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended September 30, 2004.

The Partnership sold computer equipment with a net book value of approximately $269,000 for the quarter ended September 30, 2005, for a net loss of approximately $88,000.

                Nine months Ended September 30, 2005 compared to
                      Nine months Ended September 30, 2004

For the nine months ended September 30, 2005, the Partnership recognized income of approximately $3,770,000, and expenses of approximately $3,773,000, resulting in a net loss of approximately $3,000. For the nine months ended September 30, 2004, the Partnership recognized income of approximately $3,148,000, and expenses of approximately $3,423,000, resulting in a net loss of approximately $275,000.

Lease income increased by 20% to $3,767,000 for the nine months ended September 30, 2005, from $3,139,000 for the nine months ended September 30, 2004, primarily due to the fact that more lease agreements were entered into since the nine months ended September 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses decreased 45% to approximately $421,000 for the quarter ended September 30, 2005, from $768,000 for the quarter ended September 30, 2004, primarily due to a decrease in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $238,000, a decrease in due diligence costs or approximately $43,000, and a decrease in accounting fees of approximately $32,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 20% to approximately $188,000 for the nine months ended September 30, 2005, from $157,000 for the nine months ended September 30, 2004, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 22% to approximately $2,916,000 for the nine months ended September 30, 2005, from $2,398,000 for the nine months ended September 30, 2004 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the nine months ended September 30, 2004.

The Partnership sold computer equipment with a net book value of approximately $389,000 for the nine months ended September 30, 2005, for a net loss of approximately $163,000. The Partnership sold computer equipment with a net book value of approximately $83,000 for the nine months ended September 30, 2004, for a net loss of approximately $18,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

                                   COMMONWEALTH INCOME & GROWTH FUND IV
                                     BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                         General Partner

November 14, 2005                   By: /s/ Kimberly A. Springsteen
-----------------                       ----------------------------
Date                                Kimberly A. Springsteen
                                    President