Form 10-K
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2006-04-12
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-62526

                      COMMONWEALTH INCOME & GROWTH FUND IV
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-3080409
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)


                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)


           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class to                      Name of exchange on
      be so registered                           which each class
                                                is to be registered

           None                                        N/A


           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

     Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

     Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1
                             (File No. 333-62526).

                                    FORM 10-K
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                          PART I
Item 1.     Business                                                                  3
Item 1A.    Risk Factors                                                             11
Item 1B.    Unresolved Staff Comments                                                12
Item 2.     Properties                                                               12
Item 3.     Legal Proceedings                                                        12
Item 4.     Submission of Matters to a Vote of Security Holders                      12

                                          PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                12
Item 6.     Selected Financial Data                                                  15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               20
Item 8.     Financial Statements and Supplementary Data                              20
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                     20
Item 9A.    Controls and Procedures                                                  21
Item 9B.    Other Information                                                        21

                                          PART III
Item 10.    Directors and Executive Officers of the Registrant                       21
Item 11.    Executive Compensation                                                   23
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                              23
Item 13.    Certain Relationships and Related Transactions                           24
Item 14.    Principal Accountant Fees and Services                                   31

                                          PART IV
Item 15.    Exhibits and Financial Statement Schedules                               32

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1:           BUSINESS

GENERAL

Commonwealth Income and Growth Fund IV ("CIGF4") was formed on May 15, 2002 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership to the public on October 19, 2002. The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002. The Partnership terminated its offering of Units on September 15, 2003 with 749,950 Units ($14,967,729) sold and 598 investors admitted as Limited Partners of the Partnership.

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

As of December 31, 2005, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment and older equipment are capable of performing many of the same functions as newer equipment. The General Partner believes, historically, that the values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2005, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 41 different companies located throughout the United States. The allocations are as follows:

                                        EQUIPMENT TYPE                         APPROXIMATE %
                                ---------------------------------------------------------------
                                           Servers                                 33%
                                      Telecommunications                           22%
                                         Workstations                              15%
                                           Printers                                13%
                                           Storage                                  8%
                                     Data Communications                            4%
                                         Audio Visual                               4%
                                        Asset Tracking                              1%
                                ---------------------------------------------------------------
                                            TOTAL                                 100%
                                ---------------------------------------------------------------

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2005, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2005, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred, with monies received that is not considered "original proceeds". The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2005, the aggregate nonrecourse debt outstanding of $1,653,000 was 12.0% of the aggregate cost of the Equipment owned.

The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2005, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2005, no such agreements existed.

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

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2005, the Partnership has no such debt.

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

INVESTMENTS

Through March 28, 2006, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

            LESSEE                    MFG              EQUIPMENT             LIST        PURCHASE      MONTHLY    LEASE
                                                      DESCRIPTION            PRICE         PRICE        RENTAL     TERM
            Anteon                    ICL               Routers             $16,210       $ 7,047       $  444     16
            Anteon                    ICL               Routers              15,266         8,112          437     19
            Anteon                    IBM            Communications          13,575         9,410          397     25
            Anteon                    HP                Servers              15,192        10,779          492     23
            Anteon                   Dell               Terminal             13,229        11,165          442     27
            Anteon                   Nokia              Routers              19,811        15,532          658     25
            Anteon                   Nokia              Routers              13,135        10,253          420     26
            Anteon                Dell/Epson          Workstations           24,481        18,636          675     30
            Anteon                   Epson              Hardware             27,422        21,166          760     30
            Anteon                   Nokia                Tape                9,695         7,166          257     30
            Anteon                Dell/Cisco      Workstations/Servers       26,924        25,068          851     32
            Anteon                   Cisco               CON-OS              18,314        14,673          485     33
            Anteon                   Dell               Software             17,804        15,527          500     34
       Daimler Chrysler             Visara         NCT Base Ethernet      1,280,418       831,622       21,932     36
          GE Medical                 Cisco                VPN                65,215        43,277        1,141     36
          GE Medical                 Nokia             Telephone            125,200        81,388        2,194     36
      Jefferson Smurfit              Dell             Workstations          264,425       183,385        5,119     34
 Occupational Health & Rehab     Cisco/Compaq         Workstations          367,350       249,823        7,331     36
 Occupational Health & Rehab     Cisco/Compaq            Router             348,480       236,967        7,548     36
      Preferred Freezer              Dell               Servers              89,363        45,803        1,289     36
      Preferred Freezer              Dell               Servers             106,704        54,092        1,522     36
      Preferred Freezer              Dell               Servers              56,163        36,506        1,045     36
      Preferred Freezer              Dell               Scanners              7,700         5,100          150     34
      Preferred Freezer            Panasonic         Communications          35,845        23,591          663     36
Vatterott Educational Systems        Dell         Workstations/Server        84,855        56,089        1,581     36
Vatterott Educational Systems        Dell             Workstations           55,438        36,756        1,036     36
Vatterott Educational Systems        Dell             Workstations           37,780        25,054          705     36
Vatterott Educational Systems        Dell             Workstations           50,475        33,465          942     36
Vatterott Educational Systems        Dell             Workstations           23,650        14,520          409     36
Vatterott Educational Systems        Dell             Workstations           28,030        18,584          523     36
Vatterott Educational Systems        Dell             Workstations           19,730        13,080          369     36
Vatterott Educational Systems        Dell             Workstations           25,800        23,741          670     36
Vatterott Educational Systems        Dell             Workstations            8,707         5,773          163     36
  Christian Brothers College          IBM             Workstations           69,575        49,698        1,454     34
    Datapage Technologies            Dell             Workstation            26,000        17,706          544     32
          Paric Corp                  HP            Servers/Printers         68,900        44,035        1,648     26
          Paric Corp                  HP          Printers/Workstation       30,115        20,153          574     35
          Paric Corp                  HP          Printers/Workstation       19,626        11,197          447     24
          Paric Corp                  HP           Printers/Terminals        76,000        42,516        1,980     20
   Environmental Mgmt Corp        Cisco-Dell      Printers/Workstation       89,500        60,344        2,110     25
       Garlich Printing             Galaxy               Server              61,450        33,950        1,286     23
    C. Hagar & Sons Hinge           Toshiba        Workstation/Server        22,520        10,460          424     29
    C. Hagar & Sons Hinge            Dell        Workstation/Server          47,823        26,662          888     22
    C. Hagar & Sons Hinge             IBM        Workstation/Server           2,234         1,382           60     25
       Marketing Direct               IBM             Server/Tape           120,625        70,855        2,657     25
       Marketing Direct               IBM          Server/Workstation        28,000        17,744          580     30
       Marketing Direct               IBM          Server/Workstation        24,281        15,370          425     36
            MyCart                    IBM               Servers              19,200        12,386          393     31
          Paric Corp                 Sony                 Tape               17,300        11,379          324     35
          Paric Corp                Gxaryte        Telecommunications        18,200        12,016          342     35
          Paric Corp                Gxaryte        Telecommunications        30,115        20,183          574     35
    Physician First Health       Microsystems         Workstation            15,790        11,566          320     36
Vatterott Educational Systems        Dell             Workstation            22,125         8,547          426     18
Vatterott Educational Systems        Dell             Workstation            28,400        11,632          532     20
Vatterott Educational Systems        Dell             Workstation            14,460         6,152          269     21
Vatterott Educational Systems        Dell             Workstation            23,500        10,640          450     22
Vatterott Educational Systems        Dell             Workstation            20,792         9,885          387     24
Vatterott Educational Systems        Dell             Workstation            14,770         7,271          275     25
Vatterott Educational Systems        Dell             Workstation            13,938         7,311          260     27
         Westar Corp                 Cisco               Router              19,993        13,010          440     29


  Preferred Freezer Systems          Dell          Server/Workstation       136,020        88,451        2,489     36
       Kellogg USA Inc              Compaq            Workstation            12,727         8,758          276     28
       Kellogg USA Inc              Compaq            Workstation            13,600         9,706          298     29
       Kellogg USA Inc              Compaq            Workstation             8,675         6,149          184     30
       Kellogg USA Inc              Compaq            Workstation            14,750        10,478          299     32
       Kellogg USA Inc              Compaq            Workstation            20,300        14,407          411     32
       Kellogg USA Inc              Compaq            Workstation            19,850        14,076          392     33
       Kellogg USA Inc              Compaq            Workstation             7,250         5,122          201     22
       Kellogg USA Inc              Compaq            Workstation             4,950         3,415          134     22
       Kellogg USA Inc              Compaq            Workstation             2,350         1,648           67     21
       Kellogg USA Inc              Compaq            Workstation             2,410         1,707           67     22
       Kellogg USA Inc              Compaq            Workstation             3,765         2,681           75     33
       Kellogg USA Inc              Compaq            Workstation             2,900         2,057           56     34
      GE Medical Systems            Net App           Fiber Chanel           37,250        26,520        1,052     23
         Hertz Corp.                  HP                Servers           1,092,200       779,810       20,306     36
 Thomson Consumer Electronics      Christie           Workstation           666,440       433,190       11,486     36
                                    Digital
         XM Satellite                 Sun             Workstation           407,140       285,000        7,973     36
      GE Medical Systems            Compaq               Server              27,235        17,704          458     36
       Cone Mills Corp              Nortel            Workstation            35,400        23,529          652     36
       Cone Mills Corp              Nortel            Workstation           107,000        70,106        1,960     36
       Daimler Chrysler             Visara           Communication           64,400        41,860        1,080     36
   Kaiser Foundation Health                             Storage           1,238,745       718,473       18,769     36
   BFS Diversified Products         Compaq            Workstation           145,718       102,003        2,975     35
   BFS Diversified Products         Compaq            Workstation           150,141       105,099        3,065     32
    Occupational Health &           Citrix               Server             400,317       280,222        8,318     36
        Rehabilitation
   Allserve System Corp (A)          Avaya           Communication        1,114,155       724,200       21,513     36
       Daimler Chrysler             Visara           Communication          550,000       357,517        9,428     36
       Daimler Chrysler             Visara           Communication          106,125        68,982        1,819     36
       Northrup Grumman               Sun                Server             421,500       331,724       10,004     30
       Daimler Chrysler             Visara           Communication          510,350       126,446        3,335     36
         Refco Group                  HP              Workstation           254,352       165,329        4,739     36
         Refco Group                 Dell             Workstation           303,000       196,949        5,751     36
     Walker & Assoc. Inc.       HP / Panasonic        Workstation           180,000       135,045        3,718     36
   BFS Diversified Products         Compaq            Workstation           465,600       302,639        8,949     36
   Allserve System Corp (A)         Gateway              Server             643,385       418,200       12,423     36
   Allserve System Corp (A)         Nortel           Communication        1,114,153       724,200       21,513     36
       Bank of America                IBM                Server           1,106,353       731,990       22,902     27
       Bank of America                IBM                Server              75,858        55,603        1,750     28
 Dominion Resources Services        Fujitsu              Server              39,250        25,512        1,355     19
       Kellogg USA Inc                IBM             Workstation           180,845       117,501        3,370     32
            Hertz                     HP                Servers             186,855       186,855        4,717     36
           Chrysler                Intermec             Printers              4,815         4,815          197     24
           Chrysler                Intermec             Printers              4,221         4,221          171     24
   Allserve System Corp (A)         Nortel           Communications         418,200       418,200       12,423     36
            Xerox                   Sunfire             Servers             481,243       481,243       12,428     36
    L-3 Integrated Systems          Konica              Printer             342,349       342,349        9,868     33
         Allen Chase                Toshiba             Servers              19,854        19,854        1,194     14
         Amcol Int'l                Compaq              Servers              24,955        24,955        1,167     19
       Mitsubishi Power            Panasonic          Workstations           33,768        33,768        1,031     32
      Matsushita Mobile            Panasonic          Workstations           22,200        22,200          830     25
    Dietrich Milk Products            IBM             Workstations           31,850        31,850        1,085     28
       BFS Diversified              Compaq              Servers              29,638        29,638          864     34
       BFS Diversified              Compaq              Servers              40,177        40,177        1,143     35
            Xerox                     Sun               Storage               6,499         6,499          167     34
       Weight Watchers               ADIC             Tape Library          110,871       110,871        3,125     36
       Weight Watchers                HP                Servers             165,713       165,713        4,552     36
           Pepsico                  Konica              Printers            135,991       135,991        3,746     36
      Mitsubishi Motors             Toshiba             Printers            319,979       319,979        8,570     36
     Principal Financial           Nexpress             Printers            416,007       416,007        8,850     42
   Allserve System Corp (A)         Nortel               Server             503,778       503,778       14,965     36
   Hollingsworth Marketing           Xerox              Printer             498,559       498,559       13,489     35


         Alcatel USA                  Sun          Small Sun Servers         57,316        56,578        2,186     23
        America Online                Sun         Midrange Sun Servers      269,766       275,161        6,973     36
          Convergys                   HP          Midrange HP Servers       116,079       101,974        3,081     30
                                                    Small HP/Compaq
          JC Penney                   HP                Servers              51,891        38,871        4,192     24
    Milton Hershey Medical                          Small HP/Compaq
           Center                     HP                Servers             112,348       116,336        9,218     11
            Qwest                   Stratus      Misc High End Servers      510,432       520,641       46,517     36
           Raytheon                   HP           Desktops - Tier 1        130,488       123,050        3,751     30
           Raytheon                   HP           Desktops - Tier 1         56,196        55,752        1,615     31
                                                      Engineering
           Raytheon                   HP              Workstations           49,749        50,744        1,334     36
                                                      Engineering
           Raytheon                   HP              Workstations           55,710        56,824        1,494     36
            Sprint                    STK             Tape Drives           234,702       239,396        6,135     36
             UCN                      HP          High End Sun Servers      331,732       348,703       10,148     36
            Xerox                     Sun               Storage              12,644         7,101          353     17
            Xerox                     IBM          Small IBM Servers         18,057        12,459          492     22
            Xerox                    Dell             Dell Servers           14,823        11,376          411     24
            Xerox                     Sun         Midrange Sun Servers       17,812        15,911          480     30
            Xerox                     Sun          Small Sun Servers         19,445        17,328          532     30
            Xerox                     IBM          Small IBM Servers         13,654        12,167          373     30
            Xerox                     IBM          Small IBM Servers         14,136        12,597          387     30
            Xerox                     IBM          Small IBM Servers          9,363         8,344          256     30
            Xerox                     Sun         Midrange Sun Servers       24,999        24,042          675     33
            Xerox                     Sun          Small Sun Servers          5,999         6,043          162     35
            Xerox                     Sun               Storage              13,814        13,916          373     35
            Xerox                     IBM          Small IBM Servers         13,841         8,130          387     18
            Xerox                   NetApp              Storage              14,121         9,739          385     22
          Convergys                   Sun          Small Sun Servers         18,250        14,269          375     34
            Geico                     HP              Workstations           91,839        52,135        1,449     33
            Geico                    Dell             Workstations            7,525         3,629          117     27
            Geico                     HP              Workstations          153,773        80,436        2,430     30
            Geico                  Panasonic          Workstations          137,250        60,480        2,133     24
                                                      Engineering
     Alliant Techsystems             Dell             Workstations           64,695        39,593        1,083     36


(A) - See discussion of Legal Proceedings at Item 3.

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

ITEM 1A: RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the general partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the general partner. The units should be purchased as a long-term investment only. The general partner intends to limit the number of transfers to no more than that number permitted by one of the safe harbors available under the tax laws and regulations to prevent CIGF4 from being taxed as a corporation. Generally, these safe harbors require that all nonexempt transfers and redemptions of units in any calendar year not exceed two percent of the outstanding interests in the capital or profits of CIGF4.

The general partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of CIGF4. CIGF4's life cycle will last approximately 10 to 12 years, and any extension of this period will require an amendment to the partnership agreement, which must be approved by a majority of the limited partners. You may be able to resell your units, if at all, only at a discount to the offering price, which may be significant, and the redemption or sale price may be less than the price you originally paid for your units.

INFORMATION TECHNOLOGY EQUIPMENT WE PURCHASE WILL DEPRECIATE IN VALUE AND/OR BECOME OBSOLETE OR LOSE VALUE AS NEW TECHNOLOGY IS DEVELOPED, WHICH CAN REDUCE THE VALUE OF YOUR UNITS AND YOUR ULTIMATE CASH RETURN.

Residual value is the amount realized upon the sale or release of equipment when the original lease has expired. The residual value of our equipment may decline if technological advancements make it obsolete or change market preferences. The residual value depends on, among other factors, the condition of the equipment, the cost of comparable new equipment, the technological obsolescence of the equipment and supply and demand for the equipment.

In either of these events, the equipment we purchased may have little or no residual value. This will result in insufficient assets for us to distribute cash in a total amount equal to the invested capital of the limited partners over the term of our existence. Also, such an occurrence may reduce the value of the units. Although currently we expect CIGF4 to acquire predominantly new equipment, CIGF4 may purchase used equipment. There is no limitation on the amount of used equipment which CIGF4 may acquire. The acquisitions of used equipment may increase the risk that such equipment will become obsolete so that it will have little or no residual value.

WE PAY SIGNIFICANT FEES TO THE GENERAL PARTNER AND AFFILIATES, WHICH REDUCE CASH AVAILABLE FOR DISTRIBUTIONS.

The general partner and its affiliates, including Commonwealth Capital Securities Corp., will receive substantial fees. Some fees will be paid without regard to the amount of distributions paid or the success or profitability of CIGF4's operations and investments. For example, an increase in portfolio turnover or the amount of leverage used to purchase equipment may increase the fees we pay to the general partner. Such compensation and fees were established by the general partner and are not based on arm's-length negotiations.
Our operations may not ultimately be successful and we may be unable to meet our stated investment objectives. Specifically, sufficient cash may ultimately not be available for distribution to investors. Our general partner sponsors four other public equipment leasing programs with investment objectives similar to CIGF4. The general partner has also sponsored several privately held equipment leasing programs. Results for these prior public and private programs have in some cases been lower than originally anticipated.

ANY DELAY IN ACQUIRING EQUIPMENT WILL DIMINISH OUR RETURNS.

Due to competition with other lessors, we may experience difficulty in obtaining and leasing appropriate equipment. Our ability to acquire and lease equipment may also be adversely affected by interest rates, the availability of capital or increases in corporate liquidity, since prospective lessees may prefer to raise capital, incur debt or use internally-generated cash to purchase equipment rather than enter the leasing market.


ITEM 1B: UNRESOLVED STAFF COMMENTS

              NOT APPLICABLE

EMPLOYEES

The Partnership had no employees in 2005 and received administrative and other services from a related party, Commonwealth Capital Corp (CCC), which had 51 employees as of December 31, 2005.

ITEM 2:  PROPERTIES

              NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

In the 4th quarter of 2005, CCC identified payment problems with Allserve Systems Corp. ("Allserve"), one of the Partnerships' lessees. The bank had returned a number of Allserve's checks issued in October 2005. The Partnership immediately began communication with the lessee, only to ultimately find that they filed for protection under Chapter 11 of the United States Bankruptcy Code on November 18, 2005. The General Partner responded to the Bankruptcy petition promptly and assertively. Counsel was retained for the Partnership. All litigation meetings and equipment inspections were attended by the General Partner, for purpose of identifying and tagging all assets belonging to the Partnership. The Partnership owns either all or portions of 5 equipment leases with Allserve, with original purchase prices of approximately $2,789,000.

On January 12, 2006, the trustee filed a petition before the court asking for the bankruptcy petition to be changed to a Chapter 7 Liquidation, due to Allerve's inability to pay its ongoing bills and the trustee's belief that Allserve was not being honest in its dealings with the Trustee. The Judge granted this request.

An official creditors' committee ("Creditors' Committee") was organized by the Trustee in February 2006. An officer of CCC is a member of the Creditors' Committee. Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing. A forensic accounting firm is being retained by the Creditors' Committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition. On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets. As of March 23, 2006, the Partnership has recovered all of its equipment which was subject to leases with Allserve. The equipment has been relocated to an asset management location in New Jersey, where it will be audited and tested, as well as evaluated for sale or re-lease.

The equipment leases were purchased by the Partnership between December 2003 and December 2004. The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor's total return on this equipment. The Partnership received lease payments up through and including September 2005. Therefore the Partnership has recovered a portion of the equipment's purchase price to date. The Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $261,000 and has also recorded impairment charges of approximately $363,000 to reflect the assets at their current estimated net realizable value.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2005, there were 596 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2005, the General Partner has redeemed 1,200 Units. Additionally, no additional Limited Partners have requested redemption of their Units.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, and September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners has received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2003, 2004, and 2005:


            QUARTER ENDED                       2005                  2004                  2003
------------------------------------------------------------------------------------------------------
               MARCH 31                     $   371,028           $   371,737            $  103,475
               JUNE 30                          370,929               371,226               179,842
             SEPTEMBER 30                       370,731               371,226               288,677
             DECEMBER 31                        370,631               371,226               354,498
------------------------------------------------------------------------------------------------------
                TOTAL                       $ 1,483,319           $ 1,485,415            $  926,492
------------------------------------------------------------------------------------------------------


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

ITEM 6:  SELECTED FINANCIAL DATA

The following tables sets forth, in summary form, selected financial data for the Partnership as of and for the periods ended December 31, 2002 through December 31, 2005. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                            PERIOD ENDED DECEMBER 31,


                                                                                                        JULY 8, 2002
                                                                                                      (COMMENCEMENT OF
                                                                                                    OPERATIONS) THROUGH
        STATEMENTS OF OPERATIONS DATA:               2005              2004             2003         DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------
Lease Income                                        $4,940,262        $4,365,487      $1,645,547                $142,205
Net (Loss)                                            (700,240)         (341,208)       (994,448)               (453,921)
Cash Distributions                                   1,498,302         1,500,420         935,899                  87,417
Net (Loss) allocated to Limited Partners              (715,223)         (356,213)     (1,003,855)               (454,795)
Net (Loss) Per Limited Partner Unit                      (0.95)            (0.45)          (1.92)                  (3.77)
Cash Distribution Per Limited Partner Unit                1.99              1.98            1.80                     .72


                            PERIOD ENDED DECEMBER 31,


                                                                                                         JULY 8, 2002
                                                                                                       (COMMENCEMENT OF
                                                                                                     OPERATIONS) THROUGH
                  OTHER DATA:                         2005              2004            2003          DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating            $2,017,517           $93,833     $2,260,738                ($388,968)
activities
Net cash (used in) investing activities               (366,070)       (2,481,996)    (6,877,103)              (2,247,159)
Net cash (used in) provided by financing            (1,478,900)       (1,536,969)     8,749,878                3,145,907
activities


                               AS OF DECEMBER 31,


                                                      2005              2004              2003            2002
                                                 ------------------------------------------------------------------
Total Assets                                        $8,556,768       $11,502,859      $15,032,718        $2,782,599
Notes Payable                                        1,653,066         2,035,898        1,816,668               ---
Partners' Capital                                    6,642,100         8,858,467       10,700,095         2,692,986


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

REVENUE RECOGNITION

Through December 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005, the Partnership generated cash flow from operating activities of $2,017,000, which includes a net loss of $700,000, reduced by depreciation and amortization expenses of $4,312,000 and a decrease in accounts payable to affiliated limited partnerships of $377,000. Other non-cash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $1,359,000 for the year ended December 31, 2005.

The Partnership's primary source of capital for the years ended December 31, 2005 and 2004 was from proceeds from the sale of computer equipment of approximately $249,000 and $74,000, respectively. For the year ended December 31, 2003 the primary source of capital was contributions of limited partners of approximately $11,341,000 and proceeds from the sale of computer equipment of approximately $14,000.

The primary uses of cash for the year ended December 31, 2005, 2004 and 2003, were for capital expenditures for new equipment totaling $569,000, $2,474,000 and $6,401,000, respectively, acquisition fees of approximately $53,000, $161,000 and $490,000, respectively, and for the payment of distributions to partners totaling $1,498,000, $1,500,000 and $936,000, respectively. In addition, there was an advance to CCC in the amount of approximately $230,000 for the year ended December 31, 2003 and offering costs of approximately $1,404,000 for December 31, 2003.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2005 and 2004, the Partnership had approximately $740,000 and $213,000, respectively, invested in these money market accounts.

As of December 31, 2005, the Partnership has a non-interest bearing unsecured receivable from CCC, a related party to the Partnership, in the amount of approximately $206,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ended March 31, 2004. It is the intent of CCC and the General Partner to repay the note by December 31, 2007. During the year ended December 31, 2005, CCC reimbursed the Partnership approximately $37,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimize the Partnership's operating expenses. As of December 31, 2005, the Partnership had future minimum rentals on noncancellable operating leases of $2,514,000 for the year ended 2006 and $937,000 thereafter. The Partnership incurred debt during 2005 and 2004 in the amount of $976,000 and $1,323,000, respectively. As of December 31, 2005, the outstanding debt was $1,653,000, with a weighted average interest rate of 6.10% and will be payable through June 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

In the 4th quarter of 2005, CCC identified payment problems with Allserve Systems Corp. ("Allserve"), one of the Partnerships' lessees. The bank had returned a number of Allserve's checks issued in October 2005. The Partnership immediately began communication with the lessee, only to ultimately find that they filed for protection under Chapter 11 of the United States Bankruptcy Code on November 18, 2005. The General Partner responded to the Bankruptcy petition promptly and assertively. Counsel was retained for the Partnership. All litigation meetings and equipment inspections were attended by the General Partner, for purpose of identifying and tagging all assets belonging to the Partnership. The Partnership owns either all or portions of 5 equipment leases with Allserve, with original purchase prices of approximately $2,789,000.

On January 12, 2006, the trustee filed a petition before the court asking for the bankruptcy petition to be changed to a Chapter 7 Liquidation, due to Allerve's inability to pay its ongoing bills and the trustee's belief that Allserve was not being honest in its dealings with the Trustee. The Judge granted this request.

An official creditors' committee ("Creditors' Committee") was organized by the Trustee in February 2006. An officer of CCC is a member of the Creditors' Committee. Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing. A forensic accounting firm is being retained by the Creditors' Committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition. On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets. As of March 23, 2006, the Partnership has recovered all of its equipment which was subject to leases with Allserve. The equipment has been relocated to an asset management location in New Jersey, where it will be audited and tested, as well as evaluated for sale or re-lease.

The equipment leases were purchased by the Partnership between December 2003 and December 2004. The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor's total return on this equipment. The Partnership received lease payments up through and including September 2005. Therefore the Partnership has recovered a portion of the equipment's purchase price to date. The Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $261,000 and has also recorded impairment charges of approximately $363,000 to reflect the assets at their current estimated net realizable value.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2005, 2004, and 2003, the Partnership recognized income of $4,949,000, $4,376,000 and $1,678,000 respectively and expenses of $5,649,000, $4,718,000 and $2,673,000 respectively resulting in net loss of $700,000 , $341,000 and $994,000 in 2005, 2004 and 2003 respectively.

For the years ended December 31, 2005, 2004, and 2003, lease income was $4,940,000, $4,365,000 and $1,646,000 respectively. For the years ended December 31, 2005, 2004, and 2003, the Partnership entered into approximately 101, 142 and 87 leases, respectively.

For the years ended December 31, 2005, 2004, and 2003, the Partnership recognized interest income of $8,000, $11,000 and $33,000 respectively as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners

For the years ended December 31, 2005, 2004, and 2003, the Partnership sold equipment with a net book value of $416,000, $107,000 and $14,000 respectively for a net loss of approximately $167,000 and $33,000 in 2005 and 2004, respectively, and a net gain of $400 in 2003.

For the years ended December 31, 2005, 2004, and 2003, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $554,000, $947,000 and $1,180,000 respectively. The decrease in 2005 was primarily attributable to a decrease in reimbursable expenses associated with the administration and operation of the Partnership charged by CCC, a related party, of approximately $300,000. During 2004, there were decreases in printing services, legal fees, travel, due diligence, and advertising as a result of the termination of the offering period in 2003.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the years ended December 31, 2005, 2004 and 2003 the equipment management fee was approximately $247,000, $218,000 and $82,000, respectively.

For the years ended December 31, 2005, 2004, and 2003, interest expense was approximately $108,000, $105,000 and $42,000 respectively as a result of new leases with associated debt obligations purchased during the year.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees. For the years ended December 31, 2005, 2004, and 2003, these expenses totaled approximately $4,311,000, $3,414,000 and $1,266,000 respectively.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2005, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $443,000 and $62,000 in the fourth quarter of 2005 and 2004, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

NET LOSS

For the years ended December 31, 2005, 2004, and 2003, net loss was $700,000, $341,000, and $994,000, respectively. The changes in net loss were attributable to the changes in revenues and expenses, and the impairment of assets associated with Allserve, as discussed above.

COMMITMENTS AND CONTINGENCIES

    CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2005:


                                                                         PAYMENTS DUE BY PERIOD

                                     TOTAL                  2006                 2007              2008
-------------------------------------------------------------------------------------------------------------
Installment notes payable
due 2006:
     Principal                            $261,002              $261,002               $----            $----
     Interest                                3,982                 3,982                ----             ----

Installment notes payable
due 2007:
     Principal                             982,376               582,387             399,989             ----
     Interest                               50,269                39,906              10,363             ----

Installment notes payable
due 2008:
     Principal                             409,688               172,920             182,837           53,931
     Interest                               27,832                18,549               8,631              652
-------------------------------------------------------------------------------------------------------------
TOTAL                                   $1,735,149            $1,078,746            $601,820          $54,583
=============================================================================================================


                        RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS No.154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2005 and 2004, and the report thereon of Asher and Company, Ltd. and the report thereon of BDO Seidman, LLP for the fiscal year ended December 31, 2003, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's report on the registrant's financial statements for 2003 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's 2003 fiscal year and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's 2003 recent fiscal year and the interim period prior to such dismissal, there occurred no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K.

The registrant provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

Also effective October 11, 2004, the registrant retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

During 2003, we had not consulted with Asher & Company, Ltd. on any matter that
(i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B: OTHER INFORMATION

         NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:


NAME                       TITLE
-----------------------------------------------------------------------------------------------------
George S. Springsteen      Chairman of the Board, Treasurer and Chief Executive Officer of CCC, CCSC,
                           and Commonwealth Income & Growth Fund, Inc. ("CIGF, Inc.")

Kimberly A. Springsteen    Director, Secretary, President & Chief Operations Officers of CCC, CCSC and
                           CIGF, Inc. Chief Compliance Officer of CCSC.

Henry J. Abbott            Director, Senior Vice President & Portfolio Manager of CCC,  CCSC and
                           CIGF, Inc.

Lynn A. Franceschina       Controller, Senior Vice President of CCC, CCSC and CIGF, Inc.

Katrina M. Mason           Due Diligence Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Jay Dugan                  Chief Technology Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Donald Bachmayer           Accounting Manager, Vice President of CCC, CCSC, and CIGF, Inc.

Mark Hershenson            Broker Services Manager, Vice President of CCC, CCSC and CIGF, Inc.

James Pruett               Compliance Officer, Assistant Vice President of CCC, CCSC and CIGF, Inc.

Donnamarie D. Abbott       Investor Services Manager, Assistant Vice President of CCC, and CIGF, Inc.


         GEORGE S. SPRINGSTEEN, age 71, is a founding stockholder, Chairman of the Board and Chief Executive Officer of Commonwealth Capital Corp. since 1978. In addition, Mr. Springsteen serves as Chairman of the Board and Chief Executive Officer and registered principal of the broker/dealer, Commonwealth Capital Securities Corp and the General Partner, Commonwealth Income & Growth Fund Inc. He oversees numerous equipment investment portfolios and is responsible for business development. Mr. Springsteen and his wife, Kim, are the sole shareholders of the parent company and its affiliates. Mr. Springsteen oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Before starting Commonwealth, Mr. Springsteen managed a portfolio of $120 million at Granite Computer Corp., bought their portfolio and founded his own firm. Mr. Springsteen attended the University of Delaware and holds his NASD Series 22, 63 and 39 licenses. Mr. Springsteen is a member of the Equipment Leasing Association and a founding member of the Computer Dealers Leasing Association prior to, as well as a member of the Investment Program Association. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

         KIMBERLY A. SPRINGSTEEN, age 46, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. and serves as Director and Secretary, President and Chief Operating Officer of the parent and its affiliates. Ms. Springsteen is responsible for oversight of daily operations, due diligence and business development. Ms. Springsteen also oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Ms. Springsteen has developed and presented numerous motivational, informational and sales training workshops over the past 25 years. Prior to Commonwealth, Ms. Springsteen served as Senior Vice President & Marketing Manager in the Alternative Investments Department of Wheat First/Butcher & Singer, a broker/dealer headquartered in Richmond, Virginia, where she raised over $450,000,000 of capital in the real estate, equipment leasing, tax credit and energy-related industries. Ms. Springsteen holds her NASD Series 7, 63 and 39 licenses and is a member of the Equipment Leasing Association, the Financial Planners Association and serves on the Board of Trustees for the Investment Program Association. Ms. Springsteen is the wife of George Springsteen and is co-shareholder of the parent and its affiliates.

         HENRY J. ABBOTT, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as a Director, Senior Vice President and Portfolio Manager of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his NASD Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

         LYNN A. FRANCESCHINA, age 34 joined Commonwealth in 2001 and serves as Senior Vice President and Controller of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

         KATRINAM. MASON, age 33, joined Commonwealth in 2002 and serves as Senior Vice President, Broker/Dealer Relations Manager and Due Diligence Manager of the parent and its affiliates. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

         JAY DUGAN, age 57, joined Commonwealth in 2002 and serves as Senior Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

         DONALD A. BACHMAYER, age 41, joined Commonwealth in 2004 and serves as Vice President and Accounting Manager of the General Partner, CCC and certain of its subsidiaries where he has been employed since 2004. Mr. Bachmayer is responsible for financial reporting and analysis, cash management and tax compliance. He is a member of the Portfolio Advisory Committee. Prior to joining Commonwealth, from 2002 to 2004, Mr. Bachmayer served as Accounting Supervisor for LEAF Financial, an equipment-leasing sponsor, where his responsibilities included cash management, commission and syndication reporting. From 1997 to 2001, Mr. Bachmayer was a senior accountant/auditor with Fishbein & Company, P.C., certified public accountants, with responsibilities including audit, financial reporting, cash management, commission and syndication reporting, and tax preparation. Mr. Bachmayer attended LaSalle University and holds a Bachelor of Science in Accounting.

         MARK HERSHENSON, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer fat MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor's in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master's level coursework in Financial Planning though American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

         JAMES PRUETT, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett's responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

         DONNAMARIE D. ABBOTT, age 47, joined Commonwealth in 2001 and serves as Assistant Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors' final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

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


                                                                                     AMOUNT           AMOUNT            AMOUNT
      ENTITY RECEIVING                                                              INCURRED         INCURRED          INCURRED
        COMPENSATION                         TYPE OF COMPENSATION                  DURING 2005      DURING 2004       DURING 2003

                                        OFFERING AND ORGANIZATION STAGE
-----------------------------------------------------------------------------------------------------------------------------------
The General Partner           ORGANIZATIONAL  FEE. An  Organization  Fee equal to        $0               $0              $291,000
                              three percent of the first  $10,000,000  of Limited
                              Partners' Capital  Contributions and two percent of
                              the  Limited  Partners'  Capital   Contribution  in
                              excess  of  $10,000,000,  as  compensation  for the
                              organization  of  the  Partnership..   The  General
                              Partner  pays  all   Organizational   and  Offering
                              Expenses, other than Underwriter's  Commissions and
                              a non-accountable  expense allowance payable to the
                              Dealer  Manager  that is equal to the lesser of (i)
                              one  percent  of  the  Offering  proceeds  or  (ii)
                              $50,000.

The General Partner's         SELLING  COMMISSIONS  AND DEALER  MANAGER FEES. The        $0               $0             $1,318,000
Affiliates                    amount of underwriting  commissions  (which include
                              selling commissions and dealer manager fees)
                              ranged between four and nine percent of capital
                              contributions based upon the quantity of units
                              sold to a single investor. The units were offered
                              to the public through Commonwealth Capital
                              Securities Corp., which received selling
                              commissions of up to eight percent on all sales of
                              units and acted as the dealer manager for which it
                              received a dealer manager fee of one percent on
                              all sales of units. In addition, during 2003, the
                              Partnership paid CCC approximately $156,000 for
                              additional underwriting expenses.

                                             OPERATIONAL AND SALE
                                             OR LIQUIDATION STAGES

The General Partner           EQUIPMENT    ACQUISITION    FEE.    An    Equipment       $8,000          $161,000         $490,000
                              Acquisition  Fee of four  percent  of the  Purchase
                              Price  of  each  item  of  Equipment  purchased  as
                              compensation    for   the    negotiation   of   the
                              acquisition  of the Equipment and the lease thereof
                              or sale under a  Conditional  Sales  Contract.  The
                              fee was paid  upon  each  closing  of the  Offering
                              with  respect  to the  Equipment  purchased  by the
                              Partnership  with the net  proceeds of the Offering
                              available  for  investment  in  Equipment.  If  the
                              Partnership   acquires   Equipment   in  an  amount
                              exceeding   the  net   proceeds  of  the   Offering
                              available  for  investment  in  Equipment,  the fee
                              will be paid when such  Equipment is  acquired.  Of
                              this amount,  approximately $80,000 has been earned
                              by  the  General  Partner   relating  to  equipment
                              acquired  in  2004.   The   remaining   balance  of
                              approximately   $98,000   will   be   earned   with
                              acquisitions in future periods.

The General Partner and its   REIMBURSABLE   EXPENSES.   The   General   and  its      $367,000         $840,000         $673,000
Affiliates                    Affiliates  Partner are  entitled to  reimbursement
                              by the Partnership for the cost of goods, supplies
                              or services obtained and used by the General
                              Partner in connection with the administration and
                              operation of the Partnership from third parties
                              unaffiliated with the General Partner. In
                              addition, the General Partner and its affiliates
                              are entitled to reimbursement of certain expenses
                              incurred by the General Partner and its affiliates
                              in connection with the administration and
                              operation of the Partnership. The amounts set
                              forth on this table do not include expenses
                              incurred in the offering of Units.

The General Partner           DEBT PLACEMENT FEE. As  compensation  for arranging      $10,000           $13,000          $22,000
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


The General Partner           EQUIPMENT  MANAGEMENT  FEE. A monthly  fee equal to      $247,000         $218,000          $82,000
                              the lesser of (I) the fees  which  would be charged
                              by an independent  third party for similar services
                              for  similar  equipment  or (ii) the sum of (a) two
                              percent   of   (1)   the   Gross   Lease   Revenues
                              attributable  to Equipment which is subject to Full
                              Payout  Net   Leases   which   contain   net  lease
                              provisions  plus  (2) the  purchase  price  paid on
                              Conditional  Sales  Contracts  as  received  by the
                              Partnership  and  (b)  five  percent  of the  Gross
                              Lease Revenues  attributable  to Equipment which is
                              subject to Operating Leases.

The General Partner           EQUIPMENT  LIQUIDATION  FEE.  With  respect to each      $9,000            $2,000           $1,000
                              item  of  Equipment  sold  by the  General  Partner
                              (other than in connection with a Conditional  Sales
                              Contract),  a fee equal to the lesser of (i) 50% of
                              the  Competitive  Equipment Sale Commission or (ii)
                              three   percent   of  the  sales   price  for  such
                              Equipment.  The payment of such fee is subordinated
                              to the  receipt by the  Limited  Partners  of (i) a
                              return  of  their  Capital  Contributions  and  10%
                              annum  cumulative  return,   compounded  daily,  on
                              Adjusted Capital Contributions  ("Priority Return")
                              and (ii) the Net  Disposition  Proceeds  from  such
                              sale in accordance with the Partnership  Agreement.
                              Such fee is reduced to the extent any liquidation
                              or resale fees are paid to unaffiliated parties.

The General Partner           PARTNERSHIP  INTEREST.  The  General  Partner has a      $14,983          $15,005           $9,407
                              present  and  continuing  one  percent  interest of
                              $1,000 in the Partnership's  item of income,  gain,
                              loss, deduction, credit, and tax preference. In
                              addition, the General Partner receives one percent
                              of Cash Available for Distribution until the
                              Limited Partners have received distributions of
                              Cash Available for Distribution equal to their
                              Capital Contributions plus the 10% Priority Return
                              and thereafter, the General Partner will receive
                              10% of Cash Available for Distribution.


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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $96,608 and $138,880, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the Partnership's independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public accounting firm for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the Partnership's independent registered public accounting firm, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership's Partnership's independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)       Financial Statements

         Report of Independent Registered Public Accounting Firm                                    1

         Report of Independent Registered Public Accounting Firm                                    2

         Balance Sheets as of December 31, 2005 and 2004                                          3-4

         Statements of Operations for the years ended December 31, 2005, 2004 and 2003              5

         Statements of Partners' Capital (Deficit) for the years ended December 31, 2005,
         2004 and 2003                                                                              6

         Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003            7-8

         Notes to Financial Statements                                                           9-24

         Supplemental Schedules                                                                    25


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

(c)      Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

         32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 7, 2006 by the undersigned thereunto duly authorized.


                             COMMONWEALTH INCOME & GROWTH FUND IV
                                 By: COMMONWEALTH INCOME &
                                     GROWTH FUND, INC., General Partner


                             By: /s/ George S. Springsteen
                                 --------------------------------
                                 George S. Springsteen, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 11, 2006:


SIGNATURE                           CAPACITY
------------------------------------------------------------------------------------------
/s/ GEORGE S. SPRINGSTEEN           Chairman, Chief Executive Officer and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         President, Chief Operating Officer and Secretary of
---------------------------         Commonwealth Income & Growth Fund, Inc.
Kimberly A. Springsteen


                                                           COMMONWEALTH INCOME &
                                                                  GROWTH FUND IV


                                                                        CONTENTS




                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                      1

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                      2

                  FINANCIAL STATEMENTS
                      Balance sheets                                                                         3-4
                      Statements of operations                                                                 5
                      Statements of partners' capital                                                          6
                      Statements of cash flows                                                               7-8

                  NOTES TO FINANCIAL STATEMENTS                                                             9-24

                  SUPPLEMENTAL SCHEDULES
                        Changes in allowance for doubtful accounts                                            25

             Report of Independent Registered Public Accounting Firm



The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania


         We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV ("Partnership") as of December 31, 2005 and 2004 and the related statements of operations and Partners' capital and cash flows for each of the two years then ended. Our audits also included the financial statement schedule of valuation and qualifying accounts as of and for the years ended December 31, 2005 and 2004. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ ASHER & COMPANY, Ltd.


Philadelphia,                                                       Pennsylvania
April 5, 2006

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Commonwealth Income & Growth Fund IV
Exton, Pennsylvania

We have audited the accompanying Statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund IV as of December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV for the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ BDO Seidman, LLP


Philadelphia, Pennsylvania
March 12, 2004

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                                  BALANCE SHEETS



December 31,                                                                             2005                2004
--------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                                   $         891,708    $        719,161
Lease income receivable, net of reserves of $260,937 and $0 at December               180,993             157,741
     31, 2005 and 2004, respectively
Accounts receivable, affiliated limited partnerships                                   22,684                 ---
Deferred revenue                                                                          189                 913
Refundable deposits                                                                     1,130               1,130
--------------------------------------------------------------------------------------------------------------------

                                                                                    1,096,704             878,945
--------------------------------------------------------------------------------------------------------------------

COMPUTER EQUIPMENT, at cost                                                        14,103,160          14,299,155
ACCUMULATED DEPRECIATION                                                           (7,161,685)         (4,386,199)
--------------------------------------------------------------------------------------------------------------------

                                                                                    6,941,475           9,912,956
--------------------------------------------------------------------------------------------------------------------

EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net
     of accumulated amortization of $394,011 and $248,122, at December
     31, 2005 and 2004, respectively                                                  220,786             369,202
Prepaid acquisition fees, General Partner                                              91,671              98,321
Accounts receivable, Commonwealth Capital Corp                                        206,132             243,435
--------------------------------------------------------------------------------------------------------------------

                                                                                      518,589             710,958
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $       8,556,768    $     11,502,859
====================================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                                  BALANCE SHEETS



December 31,                                                                             2005                2004
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Accounts payable                                                       $         102,254    $        118,403
     Accounts payable, General Partner                                                 39,628              53,075
     Accounts payable, other affiliated partnerships                                      ---             376,552
     Unearned lease income                                                            119,720              60,464
     Notes payable                                                                  1,653,066           2,035,898
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                   1,914,668           2,644,392
--------------------------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL
     General Partner                                                                    1,000               1,000
     Limited Partners                                                               6,641,100           8,857,467
--------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' CAPITAL                                                             6,642,100           8,858,467
--------------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $       8,556,768    $     11,502,859
====================================================================================================================

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                        STATEMENT OF OPERATIONS



Years ended December 31,                                                     2005              2004                  2003
----------------------------------------------------------------------------------------------------------------------------

INCOME
     Lease                                                     $        4,940,262   $     4,365,487    $        1,645,547
     Interest and other                                                     8,292            10,945                32,719
     Gain on sale of computer equipment                                       ---               ---                   384
----------------------------------------------------------------------------------------------------------------------------

TOTAL INCOME                                                            4,948,554         4,376,432             1,678,650
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Operating, excluding depreciation                                    554,442           946,876             1,180,077
     Organizational costs                                                     ---               ---               103,146
     Equipment management fee, General Partner                            247,013           218,274                81,840
     Interest                                                             107,986           105,201                42,366
     Depreciation                                                       4,100,700         3,231,173             1,196,712
     Amortization of equipment acquisition costs and
         deferred expenses                                                211,174           183,150                68,957
     Bad Debt Expense                                                     260,937               ---                   ---
     Loss on sale of computer equipment                                   166,542            32,966                   ---
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                          5,648,794         4,717,640             2,673,098
----------------------------------------------------------------------------------------------------------------------------

NET (LOSS)                                                     $         (700,240)  $      (341,208)   $         (994,448)

===========================================================================================================================

NET (LOSS) ALLOCATED TO LIMITED PARTNERS                       $         (715,223)  $      (356,213)   $       (1,003,855)


NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT             $            (0.95)  $         (0.45)   $            (1.92)

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
     LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                749,400           749,950               515,678
===========================================================================================================================

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                 STATEMENTS OF PARTNERS' CAPITAL



                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                     50       181,566  $       1,000    $    2,691,986    $     2,692,986

Contributions                                 ---       568,384            ---        11,341,175         11,341,175
Offering costs                                ---           ---            ---        (1,403,719)        (1,403,719)
Net income (loss)                             ---           ---          9,407        (1,003,855)          (994,448)
Distributions                                 ---           ---         (9,407)         (926,492)          (935,899)
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2003                     50       749,950  $       1,000    $   10,699,095    $    10,700,095

Net income (loss)                             ---           ---         15,005          (356,213)          (341,208)
Distributions                                 ---           ---        (15,005)       (1,485,415)        (1,500,420)
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2004                     50       749,950  $       1,000    $    8,857,467    $     8,858,467

Net income (loss)                             ---           ---         14,983          (715,223)          (700,240)
Redemptions                                   ---          (550)           ---           (17,825)           (17,825)
Distributions                                 ---           ---        (14,983)       (1,483,319)        (1,498,302)
---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005                     50       749,400  $       1,000    $    6,641,100    $     6,642,100
=====================================================================================================================

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                        STATEMENTS OF CASH FLOWS



Years ended December 31,                                                         2005                2004            2003
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                    $         (700,240)    $      (341,208) $     (994,448)

     Adjustments to reconcile net (loss) to net
         cash provided by operating activities
              Depreciation and amortization                                 4,311,874           3,414,323       1,265,669
              (Gain) loss on sale of computer
                  equipment                                                   166,542              32,966            (384)

              Other noncash activities included in
                  determination of net (loss)                              (1,358,870)         (1,103,890)       (427,805)

              Changes in assets and liabilities
                      Lease income receivable                                 (23,252)            (68,745)        (58,039)
                      Accounts receivable,
                           affiliated limited partnerships                        ---             429,454         (46,902)
                      Other receivables                                       (22,684)              3,737          99,873
                      Deferred revenue                                            724               1,525          (2,438)
                      Refundable deposits                                         ---                 ---          (1,130)
                      Accounts payable                                        (16,150)         (2,207,043)      2,304,960
                      Accounts payable, General
                           Partner                                            (13,447)            (17,949)         70,218
                      Accounts payable,
                           Commonwealth Capital Corp.                          (9,684)              9,684         (61,807)
                      Accounts payable,
                            affiliated limited partnerships                  (376,552)                ---             ---
                      Other accrued expenses                                      ---             (17,000)         17,000
                      Unearned lease income                                    59,256             (42,021)         95,971
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $        2,017,517     $        93,833  $    2,260,738
------------------------------------------------------------------------------------------------------------------------------

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                        STATEMENTS OF CASH FLOWS



Years ended December 31,                                                    2005                   2004                  2003
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                  $           (562,066)         $  (2,394,884)    $      (6,401,395)

      Prepaid acquisition fees to the General Partner                        ---                    ---              (143,936)
      Net proceeds from sale of computer
          equipment                                                      248,994                 73,581                14,063
     Equipment acquisition fees to the General
         Partner                                                         (52,998)              (160,693)             (345,835)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                 (366,070)            (2,481,996)           (6,877,103)
---------------------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Contributions                                                          ---                    ---            11,341,175
      Redemptions                                                        (17,825)                   ---                   ---
      Offering costs                                                         ---                    ---            (1,403,719)
      Distributions to partners                                       (1,498,302)            (1,500,420)             (935,899)
      Other receivable, Commonwealth Capital Corp.                        46,987                (23,318)             (229,801)
      Debt placement fee to the General
          Partner                                                         (9,760)               (13,231)              (21,878)
 --------------------------------------------------------------------------------------------------------------------------------

 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (1,478,900)            (1,536,969)            8,749,878
 --------------------------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    172,547             (3,925,132)            4,133,513

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          719,161              4,644,293               510,780
 --------------------------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                   $            891,708          $      719,161    $        4,644,293
 ================================================================================================================================

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

                                 Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2005, 2004 and 2003, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2005, 2004 and 2003 reflect an annual return of capital in the amount of approximately $1.99, $1.98, and $1.80 respectively, per weighted average number of limited partnership units outstanding during the year.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF               REVENUE RECOGNITION
        SIGNIFICANT
        ACCOUNTING               Through December 31, 2005, the Partnership has
        POLICIES                 only  entered  into  operating leases. Lease
                                 revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS



                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2005 and 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $443,000 and $62,000 in the fourth quarter of 2005 and 2004, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2003, the Partnership determined that no impairment had occurred.

                                 Depreciation on computer equipment for
                                 financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                                 INTANGIBLE ASSETS

                                 Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

                                 CASH AND CASH EQUIVALENTS

                                 The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2005 and 2004 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.


3.      COMPUTER                 The Partnership is the lessor of equipment
        EQUIPMENT                under operating leases with periods generally
                                 ranging from 16 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. For the years ended
                                 December 31, 2005, 2004, and 2003, the
                                 Partnership paid $22,000, $3,000, and $0, respectively.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS



                                 The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $1,188,000 and $909,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2005 and 2004 was approximately $2,667,000 and $1,798,000 respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $137,000 and $258,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $266,000 and $500,000, respectively.


                                 The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2005:


                                  Years ending December 31,              Amount
                                  ------------------------------------------------

                                      2006                        $   2,514,000
                                      2007                              841,000
                                      2008                               96,000
                                  ------------------------------------------------

                                                                  $   3,451,000
                                  ================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS



   4. SIGNIFICANT                Lessees exceeding 10% of lease income for the
      CUSTOMERS                  years ended:

                                  Lessee                   2005       2004      2003
                                  --------------------------------------------------

                                  Lessee A                 20%        18%      ---
                                  Lessee B                ---         10%       20%
                                  Lessee C                ---        ---        14%
                                  --------------------------------------------------
                                  TOTAL % OF LEASE INCOME  20%        28%       34%
                                  ==================================================

                                  Lessees exceeding 10% of net accounts
                                  receivable at December 31:

                                   Lessee                            2005       2004
                                  ---------------------------------------------------

                                  Lessee B                           31%        45%
                                  Lessee D                           34%        14%
                                  Lessee E                           20%        17%
                                  ---------------------------------------------------
                                  TOTAL % OF ACCOUNTS RECEIVABLE     85%        76%
                                  ===================================================

5.  RELATED PARTY                 ORGANIZATIONAL FEE
    TRANSACTIONS

                                  The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were earned by the General Partner in 2005. During 2003, the Partnership paid approximately $291,000 in organizational fees. There were no amounts due as of December 31, 2005 and 2004.

                                  SELLING COMMISSION AND DEALER MANAGER FEES

                                  The Partnership paid to Commonwealth Capital
                                  Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount was sold. During 2003, selling commissions and dealer manager fees of approximately $1,162,000 were paid to CCSC. In addition, during 2003, the Partnership paid CCC approximately $156,000 for additional underwriting expenses. There were no amounts due as of December 31, 2005, 2004 and 2003.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS


                                  REIMBURSABLE EXPENSES

                                  The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. An understanding exists between CCC and the Partnership, whereby CCC will not be reimbursed for the administration of the Partnership for as long as the Partnership has not broken escrow. When the Partnership reached the minimum amount to break escrow, the Partnership reimbursed CCC for its share of the expenses to administer the Partnership retroactively from the effective date through the date of the first closing. During 2005, 2004, and 2003, the Partnership recorded $367,000, $840,000, and $673,000 respectively, for reimbursement of expenses to the General
                                  Partner. At December 31, 2005, 2004, and 2003, the amount due to CCC was approximately $14,300, $9,700, and $20,500 respectively.


                                  EQUIPMENT ACQUISITION FEE

                                  The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2005, equipment acquisition fees of approximately $7,000 were earned by the General Partner. The balance of approximately $92,000 will be earned in future periods. During 2004, equipment acquisition fees of approximately $161,000 were earned by the General Partner, including $80,000 which was paid to the General Partner during 2003. During 2003, equipment acquisition fees of approximately $490,000 were paid to the General Partner. Approximately $346,000 was earned by the General Partner relating to equipment acquired in 2003, including $34,000 which was paid to the General Partner during 2002.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

                                  DEBT PLACEMENT FEE

                                  As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2005, 2004, and 2003, the Partnership paid approximately $10,000, $13,000, and $22,000, in debt placement fees to the General Partner,
                                  respectively. There were no amounts due as of December 31, 2005, 2004, and 2003.

                                  EQUIPMENT MANAGEMENT FEE

                                  The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2005, 2004, and 2003, equipment management fees of approximately $247,000, $218,000, and $82,000 respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

                                  RELEASE FEE

                                  As compensation for providing releasing
                                  services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of
                                  (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2005, 2004 and 2003.

                                  EQUIPMENT LIQUIDATION FEE

                                  With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2005, 2004, and 2003, the General Partner earned equipment liquidation fees of approximately $9,000, $2,000, and $1,000, respectively.

                                  ACCOUNTS RECEIVABLE -- COMMONWEALTH CAPITAL
                                  CORP

                                  As of December 31, 2005, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $206,000, which originated primarily in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ended March, 2004. It is the intent of CCC and the General Partner to repay the note by December 31, 2007. During the year ended December 31, 2005, CCC reimbursed the Partnership approximately $37,000.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

6. NOTES PAYABLE                  Notes payable consisted of the following:


                                  December 31,                                    2005                      2004
                                  -------------------------------------------------------------------------------


                                  Installment notes payable to banks; interest
                                  ranging from 5.00% to 6.75%, due in monthly
                                  installments ranging from $151 to $4,212,
                                  including interest, with final payments from
                                  January through December 2005.                $      ---        $      139,927

                                  Installment notes payable to banks; interest
                                  ranging from 4.76% to 6.00%, due in monthly
                                  installments ranging from $155 to $22,902,
                                  including interest, with final payments from
                                  January through December 2006.                   261,002               865,709

                                  Installment notes payable to banks; interest
                                  ranging from 4.29% to 7.5%, due in monthly
                                  installments ranging from $256 to $13,489,
                                  including interest, with final payments from
                                  January through December 2007.                   982,376               1,030,262


                                  Installment notes payable to
                                  banks; interest ranging from
                                  5.32% to 6.06%, due in monthly
                                  installments ranging from $162 to
                                  $6,973, including interest, with
                                  final payments from January
                                  through June 2008.                               409,688                    ---
                                  ---------------------------------------------------------------------------------
                                                                                $1,653,066        $      2,035,898
                                  =================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2005 are as follows:

                                  Year ending December 31,                                                  Amount
                                  ---------------------------------------------------------------------------------

                                      2006                                                          $     1,016,309
                                      2007                                                                  582,826
                                      2008                                                                   53,931
                                  ---------------------------------------------------------------------------------
                                                                                                    $     1,653,066
                                  =================================================================================

7.      SUPPLEMENTAL               Other  noncash  activities  included  in the
        CASH FLOW                  determination  of net  loss are as follows:
        INFORMATION


Year ended December 31,                                                             2005                  2004               2003
---------------------------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct payment of
     principal by lessee to bank                                       $       1,358,870     $       1,103,890         $  347,571
---------------------------------------------------------------------------------------------------------------------------------

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS


                                   Noncash investing and financing activities include the following:

Year ended December 31,                                                                2005               2004               2003
---------------------------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                              $           976,000    $     1,323,000       $  2,164,000

Prepaid Acquisitions fees earned by the General Partner                               6,650             79,520                 --
---------------------------------------------------------------------------------------------------------------------------------

8.      COMMITMENTS AND            In the 4th quarter of 2005, CCC identified
        CONTINGENCIES              payment problems with Allserve Systems  Corp.
                                   ("Allserve"), one of the Partnerships'
                                   lessees. The bank had returned a number
                                   of Allserve's checks issued in October
                                   2005. The Partnership immediately began
                                   communication with the lessee, only to
                                   ultimately find that they filed for
                                   protection under Chapter 11 of the United
                                   States Bankruptcy Code on November 18, 2005.
                                   The General Partner responded to the
                                   Bankruptcy petition promptly and assertively.
                                   Counsel was retained for the Partnership. All litigation meetings and equipment inspections were attended by the General Partner, for purpose of identifying and tagging all assets belonging to the Partnership. The Partnership owns either all or portions of 5 equipment leases with Allserve, with original purchase prices of approximately $2,789,000.

                                   On January 12, 2006, the trustee filed a petition before the court asking for the bankruptcy petition to be changed to a Chapter 7 Liquidation, due to Allerve's inability to pay its ongoing bills and the trustee's belief that Allserve was not being honest in its dealings with the Trustee. The Judge granted this request.

                                   An official creditors' committee ("Creditors' Committee) was organized by the Trustee in February 2006. An officer of CCC is a member of the Creditors' Committee. Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing. A forensic accounting firm is being retained by the creditors' committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition. On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets. As of March 23, 2006, the Partnership has recovered all of its equipment which was subject to leases with Allserve. The equipment has been relocated to an asset management location in New Jersey, where it will be audited and tested, as well as evaluated for sale or release.

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS


                                   The equipment leases were purchased by the Partnership between December 2003 and December 2004. The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor's total return on this equipment. The Partnership received lease payments up through and including September 2005. Therefore, the Partnership has recovered a portion of the equipment's purchase price to date. The Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $261,000 and has also recorded impairment charges of approximately $363,000 to reflect the assets at their current estimated net realizable value.


9. RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN


 Year ended December 31,                                              2005               2004              2003
 ----------------------------------------------------------------------------------------------------------------
 Net (loss) for financial reporting                                (700,240)          (341,208)
      purposes                                             $                 $                   $      (994,448)
      Adjustments
          Gain (Loss) on sale of computer equipment                    (152)            20,730               ---
          Depreciation                                            2,000,090         (1,243,039)       (2,548,774)
          Amortization                                              159,822            137,343            39,289
          Organizational costs                                          ---                ---           149,424
          Unearned lease income                                      59,260            (42,022)           97,584
          Other                                                     649,853            (36,052)          120,188
 ----------------------------------------------------------------------------------------------------------------
 Taxable income (loss) on the Federal
      Partnership return                                   $      2,168,633  $      (1,504,248)  $    (3,136,737)
 ================================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

                                   The "Adjustments -- Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                                   Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.



10.     QUARTERLY RESULTS          Summarized  quarterly financial data for the
        OF OPERATION               year ended December 31,  2005 is as follows:
        (UNAUDITED)


                                                                        Quarter ended
                                             ---------------------------------------------------------------------
                                               March 31           June 30         September 30       December 31
------------------------------------------------------------------------------------------------------------------
2005
REVENUES
     Lease and other                       $ 1,253,389      $  1,266,602    $    1,249,853       $     1,178,710
     Gain (loss) on sale of computer
        equipment                               (8,805)          (66,778)          (87,697)               (3,261)
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                               1,244,584         1,199,824         1,162,156             1,175,449

TOTAL COSTS AND EXPENSES                     1,212,440         1,249,766    $    1,147,389             1,872,658
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                          $    32,144      $    (49,942)           14,767       $      (697,209)
==================================================================================================================
INCOME (LOSS) PER LIMITED PARTNER UNIT     $      0.04      $      (0.07)   $         0.02       $         (0.94)
==================================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                   NOTES TO FINANCIAL STATEMENTS

10.     QUARTERLY RESULTS          Summarized  quarterly financial data for the
        OF OPERATION               year ended December 31,  2004 is as follows:
        (UNAUDITED)

                                                                        Quarter ended
                                             ---------------------------------------------------------------------
                                               March 31          June 30         September 30        December 31
------------------------------------------------------------------------------------------------------------------
2004
REVENUES
     Lease and other                       $      975,355    $    1,067,458    $     1,105,702    $     1,227,916
     Gain on sale of computer equipment
                                                      ---               ---                ---                ---
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    975,355         1,067,458          1,105,702          1,227,916

TOTAL COSTS AND EXPENSES                        1,145,746         1,054,389          1,114,493          1,403,011
------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                          $     (170,391)   $       13,069    $        (8,791)   $      (175,095)
==================================================================================================================

(LOSS) INCOME PER LIMITED PARTNER UNIT     $        (0.23)   $         0.02    $         (0.01)   $         (0.23)
==================================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND IV


                                                          SUPPLEMENTAL SCHEDULES


                                                BALANCE,        ADDITIONS
                                               BEGINNING       CHARGED TO                      BALANCE,
                                               OF PERIOD       OPERATIONS     DEDUCTIONS     END OF PERIOD
-----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

YEAR ENDED DECEMBER 31, 2004                       ---               ---          ---               ---
-----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2005                       ---        $  260,937          ---         $ 260,937
===========================================================================================================