Form 10-Q
period 2006-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2006-05-15
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [_] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                         PART I
Item 1.     Condensed Financial Statements                                     3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15
Item 4.     Controls and Procedures                                           15

                                        PART II
Item 1.     Legal Proceedings                                                 15
Item 1 A.   Risk Factors                                                      16
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.      18
Item 3.     Defaults Upon Senior Securities                                   18
Item 4.     Submission of Matters to a Vote of Securities Holders             18
Item 5.     Other Information                                                 18
Item 6.     Index to Exhibits                                                 18

            Signatures

            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND IV
                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,    DECEMBER 31,
                                                             2006          2005
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                $   783,970   $   891,708
Lease income receivable, net of reserves of $260,937
   as of March 31, 2006 and  December 31, 2005               379,658       180,993
Other receivables - other affiliated partnerships             27,758        22,684
Deferred revenue                                                 108           189
Refundable deposits                                            1,130         1,130
Prepaid expenses                                               9,072            --
                                                         -----------   -----------
                                                           1,201,696     1,096,704
                                                         -----------   -----------
Computer equipment, at cost                               13,112,199    14,103,160
Accumulated depreciation                                  (6,941,366)   (7,161,684)
                                                         -----------   -----------
                                                           6,170,833     6,941,475
                                                         -----------   -----------
Equipment acquisition costs and deferred expenses, net       185,479       220,786
Other receivables - Commonwealth Capital Corp                170,605       206,132
Prepaid acquisition fees                                      83,796        91,671
                                                         -----------   -----------
                                                             439,880       518,589
                                                         -----------   -----------
TOTAL ASSETS                                             $ 7,812,409   $ 8,556,768
                                                         ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable, primarily for equipment purchases      $   272,243   $   102,254
Accounts payable - General Partner                            90,292        39,628
Unearned lease income                                        102,122       119,720
Notes payable                                              1,454,876     1,653,066
                                                         -----------   -----------
TOTAL LIABILITIES                                          1,919,533     1,914,668
                                                         -----------   -----------
PARTNERS' CAPITAL
General partner                                                1,000         1,000
Limited partners                                           5,891,876     6,641,100
                                                         -----------   -----------
TOTAL PARTNERS' CAPITAL                                    5,892,876     6,642,100
                                                         -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 7,812,409     8,556,768
                                                         ===========   ===========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    MARCH 31, 2006       MARCH 31, 2005
                                                  ------------------   ------------------
                                                                (UNAUDITED)
INCOME
Lease                                                 $  953,201           $1,252,838
Interest and other                                         3,940                  551
                                                      ----------           ----------
TOTAL INCOME                                             957,141            1,253,389
                                                      ----------           ----------
EXPENSES
Operating, excluding depreciation                        201,742              157,306
Equipment management fee - General Partner                47,660               59,986
Interest                                                  22,927               29,253
Depreciation                                             799,012              912,250
Amortization of equipment
   acquisition costs and deferred expenses                52,694               53,645
Loss on sale of computer equipment                       207,954                8,805
                                                      ----------           ----------
TOTAL EXPENSES                                         1,331,989            1,221,246
                                                      ----------           ----------
NET INCOME (LOSS)                                     $ (374,848)          $   32,144
                                                      ==========           ==========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS       $ (378,591)          $   28,396
                                                      ==========           ==========
NET INCOME (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                   $    (0.95)          $     0.04
                                                      ==========           ==========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          749,400              749,950
                                                      ==========           ==========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                        GENERAL   LIMITED
                                        PARTNER   PARTNER   GENERAL     LIMITED
                                         UNITS     UNITS    PARTNER     PARTNER       TOTAL
                                        -------   -------   -------   ----------   ----------
PARTNERS' CAPITAL - DECEMBER 31, 2005      50     749,400   $ 1,000   $6,641,099   $6,642,099
   Net income (loss)                       --          --     3,744     (378,591)    (374,848)
      Redemption                                                              --           --
   Distributions                           --          --    (3,744)    (370,632)    (374,375)
                                          ---     -------   -------   ----------   ----------
PARTNERS' CAPITAL - MARCH 31, 2006         50     749,400   $ 1,000   $5,891,876   $5,892,876
                                          ===     =======   =======   ==========   ==========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                        2006       2005
                                                     ---------   ---------
                                                          (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 312,492   $ 359,988
                                                     ---------   ---------
INVESTING ACTIVITIES:
Capital expenditures                                  (229,103)   (284,023)
Prepaid acquisition fees                                 7,875      (1,818)
Net proceeds from sale of computer equipment           157,233      18,066
Equipment acquisition fees paid to General Partner     (15,742)    (25,314)
                                                     ---------   ---------
NET CASH (USED IN) INVESTING ACTIVITIES                (79,737)   (293,089)
                                                     ---------   ---------
FINANCING ACTIVITIES:
Redemptions                                                 --      (9,617)
Distributions to partners                             (374,375)   (374,775)
Other receivable, Commonwealth Capital Corp             35,527         324
Debt Placement fee paid to the General Partner          (1,645)     (5,686)
                                                     ---------   ---------
NET CASH (USED IN)  FINANCING ACTIVITIES              (340,493)   (389,755)
                                                     ---------   ---------
Net (decrease) in cash and cash equivalents           (107,738)   (322,856)
Cash and cash equivalents, beginning of period         891,708     719,161
                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 783,970   $ 396,305
                                                     =========   =========

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

2.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March
                                 31, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the three months ended March 31, 2006.

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

                                 Through March 31, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the three month period ended March 31, 2006 and 2005, remarketing fees were incurred in the amounts of $5,000 and $2,000 respectively

                                 The Partnership's share of the computer
                                 equipment in which they participate at March
                                 31, 2006 and December 31, 2005 was
                                 approximately $1,205,000 and $1,188,000
                                 respectively, which is included in the
                                 Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $3,131,000 and $2,667,000 respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2006 and December 31, 2005 was $106,000 and $137,000,
                                 respectively. The total outstanding debt at March 31, 2006 and December 31, 2005 was $205,000 and $266,000, respectively.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2006:

                                                                        Amount
                                                                      ----------
                                 Nine Months ended December 31, 2006  $2,786,000
                                 Year Ended December 31, 2007          1,190,000
                                 Year Ended December 31, 2008            176,000
                                 Year Ended December 31, 2009              2,000
                                                                      ----------
                                                                      $4,153,000
                                                                      ==========

4.   RELATED PARTY
     TRANSACTIONS
                                 RECEIVABLES/PAYABLES

                                 As of March 31, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 OTHER RECEIVABLES

                                 As of March 31, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $171,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2005.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2006 and 2005, the Partnership recorded $170,000 and $66,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the three months ended March 31, 2006 and 2005, equipment acquisition fees of approximately $16,000 and $34,000, respectively, were earned by the General Partner.

                                 DEBT PLACEMENT FEE

                                 As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the three months ended March 31, 2006 and 2005, debt placement fees of approximately $2,000 and $6,000, respectively, were earned by the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2006 and 2005, equipment management fees of approximately $48,000 and $60,000, respectively, were earned by the General Partner.

                                 EQUIPMENT LIQUIDATION FEE

                                 With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2006 and 2005, equipment liquidation fees of approximately $6,000 and $500, respectively, were earned by the General Partner.

5.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                                   MARCH 31,    DECEMBER
                                                                                     2006       31, 2005
                                                                                  ----------   ----------
                                 Installment notes payable to banks; interest
                                 ranging from 4.85% to 6.00%, due in monthly
                                 installments ranging from $155 to $22,902,
                                 including interest, with final payments due in
                                 January through August 2006.                        100,009      261,002

                                 Installment notes payable to banks; interest
                                 ranging from 4.29% to 6.35%, due in monthly
                                 installments ranging from $3,746 to $13,488,
                                 including interest, with final payments due in
                                 January through December 2007.                      882,516      982,376

                                 Installment notes payable to banks; interest
                                 ranging from 4.65% to 6.06%, due in monthly
                                 installments ranging from $162 to $7,289
                                 including interest, with final payment due in
                                 January through September 2008.                     472,350      409,688
                                                                                  ----------   ----------
                                                                                  $1,454,876   $1,653,066
                                                                                  ==========   ==========

                                      These notes are secured by specific
                                      computer equipment and are nonrecourse
                                      liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2006 are as follows:

                                                                                   Amount
                                                                                 ----------
                                           Nine months ended December 31, 2006   $  720,697
                                           Year ended December 31, 2007             652,872
                                           Year ended December 31, 2008              81,307
                                                                                 ----------
                                                                                 $1,454,876
                                                                                 ----------

6.   SUPPLEMENTAL                Other noncash activities included in the
     CASH FLOW                   determination of net loss are as follows:
     INFORMATION

Three months Ended March 31,          2006       2005
---------------------------------   --------   --------
Lease income, net of interest
   expense on notes payable
   realized as a result of direct
   payment of principal by lessee
   to bank                          $362,643   $336,417

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

          Noncash investing and financing activities include the following:

Three months Ended March 31,          2006       2005
------------------------------      --------   --------
Debt assumed in connection
   with purchase of computer
   equipment                        $164,000   $569,000
                                    ========   ========
Equipment acquisition fees
   earned by General Partner upon
   purchase of equipment from
   prepaid acquisition fees         $  7,875   $     --
                                    ========   ========

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

REVENUE RECOGNITION

Through March 31, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2006 and 2005 was from net proceeds received from sale of equipment of approximately $157,000 and $18,000, respectively. The primary uses of cash for the three months ended March 31, 2006 and 2005 were for capital expenditures for new equipment of approximately $230,000 and $284,000, respectively, and the payment of preferred distributions to partners of approximately $374,000 and $375,000, respectively.

For the three month period ended March 31, 2006, the Partnership generated cash flows from operating activities of approximately $312,000, which includes a net loss of approximately $375,000, a loss on sale of equipment of approximately $208,000, and depreciation and amortization expenses of approximately $852,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $363,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $2,786,000 for the balance of the year ending December 31, 2006 and $1,367,000 thereafter. At March 31, 2006, the outstanding debt was $1,455,000, with interest rates ranging from 4.29% to 6.35%, and will be payable through September 2008.

As of March 31, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $171,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2005.

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

The Partnership intends to invest $500,000 in additional equipment for the remainder of 2006. The acquisition of this equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

The Partnership's share of the computer equipment in which they participate at March 31, 2006 and December 31, 2005 was approximately $1,205,000 and $1,188,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $3,131,000 and $2,667,000 respectively.

RESULTS OF OPERATIONS

    Three Months Ended March 31, 2006 compared to Three Months March 31, 2005

For the three months ended March 31, 2006, the Partnership recognized income of approximately $957,000, and expenses of approximately $1,332,000, resulting in net loss of approximately $375,000. For the three months ended March 31, 2005, the Partnership recognized income of approximately $1,253,000 and expenses of approximately $1,221,000 resulting in net income of approximately $32,000.

Lease income decreased by 24% to $950,000 for the quarter ended March 31, 2006, from $1,253,000 for the quarter ended March 31, 2005, primarily due to the fact that more lease agreements were entered into since the quarter ended March 31, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 28% to approximately $202,000 for the quarter ended March 31, 2006, from $156,000 for the quarter ended March 31, 2005. This increase is primarily attributable to an increase in the amount charged by CCC to the Partnership for the administration and operation of approximately $27,000, and an increase in legal fees of approximately $46,000 associated with the bankruptcy of Allserve Systems Corp.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 21% to approximately $48,000 for the quarter ended March 31, 2006, from $60,000 for the quarter ended March 31, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 12% to approximately $850,000 for the quarter ended March 31, 2006, from $965,000 for the quarter ended March 31, 2005 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2006.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the General Partner's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

An official creditors' committee ("Creditors' Committee") was organized by the Trustee in February 2006. An officer of CCC is a member of the Creditors' Committee. Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing. A forensic accounting firm is being retained by the Creditors' Committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition. On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets. As of March 23, 2006, the Partnership had recovered all of its equipment which was subject to leases with Allserve. The equipment was relocated to an asset management location in New Jersey, where it will be audited and tested, as well as evaluated for sale or re-lease.

The equipment leases were purchased by the Partnership between December 2003 and December 2004. The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor's total return on this equipment. The Partnership received lease payments up through and including September 2005. Therefore the Partnership has recovered a portion of the equipment's purchase price to date. The Partnership recorded a reserve against all outstanding rentals in the amount of approximately $261,000 at December 31, 2005 and also recorded impairment charges of approximately $363,000 to reflect the assets at their current estimated net realizable value.

     Item 1A. RISK FACTORS

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

     Item 2. CHANGES IN SECURITIES.

             N/A

     Item 3. DEFAULTS UPON SENIOR SECURITIES.

             N/A

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

             N/A

     Item 5. OTHER INFORMATION.

             N/A

     Item 6. EXHIBITS

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

                                        COMMONWEALTH INCOME & GROWTH FUND IV

                                           BY: COMMONWEALTH INCOME & GROWTH
                                           FUND, INC. General Partner


May 15, 2006                            By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                            Kimberly A. Springsteen
                                            Chief Executive Officer