Form 10-Q
period 2006-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2006-08-11
CIK 1141615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                         Brandywine Bldg. One, Suite 200
                                 2 Christy Drive
                              Chadds Ford, PA 19317
          (Address, including zip code, of principal executive offices)

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

                                    FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                       PART I
Item 1.     Condensed Financial Statements                                     3
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk        16
Item 4.     Controls and Procedures                                           16

                                       PART II
Item 1.     Legal Proceedings                                                 17
Item 1 A.   Risk Factors                                                      18
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.      19
Item 3.     Defaults Upon Senior Securities                                   19
Item 4.     Submission of Matters to a Vote of Securities Holders             19
Item 5.     Other Information                                                 19
Item 6.     Index to Exhibits                                                 19
            Signatures
            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND IV
                            CONDENSED BALANCE SHEETS

                                                           JUNE 30,    DECEMBER 31,
                                                            2006          2005
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                $   696,465   $   891,708
Lease income receivable, net of reserves of $260,937
   as of June 30, 2006 and  December 31, 2005                394,204       180,993
Other receivables - other affiliated partnerships             42,107        22,684
Other current assets                                           7,507         1,319
                                                         -----------   -----------
                                                           1,140,283     1,096,704
                                                         -----------   -----------
Computer equipment, at cost                               12,581,142    14,103,160
Accumulated depreciation                                  (7,307,916)   (7,161,684)
                                                         -----------   -----------
                                                           5,273,226     6,941,475
                                                         -----------   -----------
Equipment acquisition costs and deferred expenses, net       143,334       220,786
Other receivables - Commonwealth Capital Corp                154,136       206,132
Prepaid acquisition fees                                      80,301        91,671
                                                         -----------   -----------
                                                             377,771       518,589
                                                         -----------   -----------
TOTAL ASSETS                                             $ 6,791,280   $ 8,556,768
                                                         ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable, primarily for equipment purchases      $   135,472   $   102,254
Accounts payable - General Partner                            19,867        39,628
Unearned lease income                                        293,255       119,720
Notes payable                                              1,183,198     1,653,066
                                                         -----------   -----------
TOTAL LIABILITIES                                          1,631,788     1,914,668
                                                         -----------   -----------
PARTNERS' CAPITAL
General partner                                                1,000         1,000
Limited partners                                           5,158,488     6,641,100
                                                         -----------   -----------
TOTAL PARTNERS' CAPITAL                                    5,159,488     6,642,100
                                                         -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 6,791,280     8,556,768
                                                         ===========   ===========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                       CONDENSED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30                    JUNE 30

                                                   2006         2005         2006         2005
                                                ----------   ----------   ----------   ----------
                                                      (UNAUDITED)                (UNAUDITED)
INCOME
Lease                                           $  848,058   $1,266,597   $1,801,259   $2,519,435
Interest and other                                   6,788            5       10,728          557
                                                ----------   ----------   ----------   ----------
TOTAL INCOME                                       854,846    1,266,602    1,811,987    2,519,992
                                                ----------   ----------   ----------   ----------
EXPENSES
Operating, excluding depreciation                  194,348      164,863      396,091      322,169
Equipment management fee - General Partner          42,403       65,985       90,063      125,971
Interest                                            18,661       29,347       41,588       58,600
Depreciation                                       862,718      933,251    1,661,729    1,845,501
Amortization of equipment
   acquisition costs and deferred expenses          45,640       56,320       98,334      109,966
Loss on sale of computer equipment                  50,115       66,778      258,068       75,583
                                                ----------   ----------   ----------   ----------
TOTAL EXPENSES                                   1,213,885    1,316,544    2,545,873    2,537,790
                                                ----------   ----------   ----------   ----------
NET (LOSS)                                      $ (359,039)  $  (49,942)  $ (733,886)  $  (17,798)
                                                ==========   ==========   ==========   ==========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS        $ (362,756)  $  (53,689)  $ (741,348)  $  (25,292)
                                                ==========   ==========   ==========   ==========
NET (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                             $    (0.48)  $    (0.07)  $    (0.99)  $    (0.02)
                                                ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE
   PERIOD                                          749,400      749,950      749,400      749,950
                                                ==========   ==========   ==========   ==========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                   (UNAUDITED)

                                        GENERAL   LIMITED
                                        PARTNER   PARTNER   GENERAL     LIMITED
                                         UNITS     UNITS    PARTNER     PARTNER       TOTAL
                                        -----------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2005      50     749,400   $ 1,000   $6,641,099   $6,642,099
   Net income (loss)                       --          --     7,460     (741,348)    (733,888)
   Redemption                                                                 --           --
   Distributions                           --          --    (7,460)    (741,263)    (748,723)
                                          ---     -------   -------   ----------   ----------
PARTNERS' CAPITAL - JUNE 30, 2006          50     749,400   $ 1,000   $5,158,488   $5,159,488
                                          ===     =======   =======   ==========   ==========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND IV
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                          2006        2005
                                                       ---------   ----------
                                                             (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 598,090   $1,793,002
                                                       ---------   ----------
INVESTING ACTIVITIES:
Capital expenditures                                    (316,469)    (297,631)
Prepaid acquisition fees                                  11,369      (31,299)
Net proceeds from sale of computer equipment             229,377       44,392
Equipment acquisition fees paid to General Partner       (19,237)          --
                                                       ---------   ----------
NET CASH (USED IN) INVESTING ACTIVITIES                  (94,960)    (284,538)
                                                       ---------   ----------
FINANCING ACTIVITIES:
Redemptions                                                   --       (9,617)
Distributions to partners                               (748,723)    (749,451)
Other receivable, Commonwealth Capital Corp               51,996        6,514
Debt Placement fee paid to the General Partner            (1,645)      (6,592)
                                                       ---------   ----------
NET CASH (USED IN) FINANCING ACTIVITIES                 (698,373)    (759,146)
                                                       ---------   ----------
Net (decrease) increase in cash and cash equivalents    (195,243)     749,318
Cash and cash equivalents, beginning of period           891,708      719,161
                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 696,465   $1,468,479
                                                       =========   ==========

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

                                 The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer IT equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

2.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. For the six month period ended June 30, 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $88,000, to record the assets at their estimated fair value. Such amount has been included in depreciation expense in the accompanying financial statements. No adjustment was needed at June 30, 2005.

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

3.   COMPUTER EQUIPMENT          The Partnership is the lessor of equipment
                                 under operating leases with periods ranging from 12 to 42 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                 Through June 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six-month period ended June 30, 2006 and 2005, remarketing fees were incurred in the amounts of $8,000 and $7,000 respectively.

                                 The Partnership's share of the computer
                                 equipment in which they
                                 participate at June 30, 2006 and December 31, 2005 was approximately $1,250,000 and $1,188,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $3,333,000 and $2,667,000 respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2006 and December 31, 2005 was $74,000 and $137,000,
                                 respectively. The total outstanding debt at June 30, 2006 and December 31, 2005 was $144,000 and $266,000, respectively.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2006:

                                                                        Amount
                                                                      ----------
                                 Six Months ended December 31, 2006   $1,156,000
                                 Year Ended December 31, 2007          1,173,000
                                 Year Ended December 31, 2008            261,000
                                 Year Ended December 31, 2009             31,000
                                                                      ----------
                                                                      $2,621,000
                                                                      ==========

4.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS
                                 As of June 30, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 OTHER RECEIVABLES

                                 As of June 30, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $154,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004. During the quarter ended June 30, 2005, CCC reimbursed $23,000 to the Partnership.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six-months ended June 30, 2006 and 2005, the Partnership recorded $316,000 and $150,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the six-months ended June 30, 2006 and 2005, equipment acquisition fees of approximately $19,000 and $38,000, respectively, were earned by the General Partner.

                                 DEBT PLACEMENT FEE

                                 As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the six-months ended June 30, 2006 and 2005, debt placement fees of approximately $1,600 and $6,600, respectively, were earned by the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six-months ended June 30, 2006 and 2005, equipment management fees of approximately $90,000 and $126,000, respectively, were earned by the General Partner.

                                 EQUIPMENT LIQUIDATION FEE

                                 With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six-months ended June 30, 2006 and 2005, equipment liquidation fees of approximately $8,000 and $1,000, respectively, were earned by the General Partner.

5.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                JUNE 30,    DECEMBER 31,
                                                                  2006          2005
                                                               -------------------------
                                 Installment notes payable
                                 to banks; interest ranging
                                 from 4.76% to 6.00%, due in
                                 monthly installments
                                 ranging from $155 to
                                 $22,902, including
                                 interest, with final
                                 payments due in January
                                 through December 2006.            32,441       261,002

                                 Installment notes payable
                                 to banks; interest ranging
                                 from 4.29% to 7.50%, due in
                                 monthly installments
                                 ranging from $256 to
                                 $13,489, including
                                 interest, with final
                                 payments due in January
                                 through December 2007.           732,013       982,376

                                 Installment notes payable
                                 to banks; interest ranging
                                 from 4.65% to 6.06%, due in
                                 monthly installments
                                 ranging from $162 to $7,289
                                 including interest, with
                                 final payment due in
                                 January through September
                                 2008.                            418,744       409,688
                                                               ----------    ----------
                                                               $1,183,198    $1,653,066
                                                               ==========    ==========

                                 These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2006 are as follows:

                                                                       Amount
                                                                     ----------
                                 Six months ended December 31, 2006  $  449,019
                                 Year ended December 31, 2007           652,872
                                 Year ended December 31, 2008            81,307
                                                                     ----------
                                                                     $1,183,198
                                                                     ----------

6.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net loss are as follows:

Six months Ended June 30,                                   2006       2005
-------------------------------------------------------   --------   --------
Lease income, net of interest expense on
   notes payable realized as a result of direct payment
     of principal by lessee to bank                       $634,321   $678,312

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

          Noncash investing and financing activities include the following:

Six months Ended June 30,                                      2006       2005
----------------------------------------------------------   --------   --------
Debt assumed in connection with purchase of
  computer equipment                                         $164,453   $663.906

Equipment acquisition fees earned by General Partner upon
   purchase of equipment from prepaid acquisition fees       $ 11,370   $      -

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

FORWARD-LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

REVENUE RECOGNITION

Through June 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six-months ended June 30, 2006 and 2005 was from net proceeds received from sale of equipment of approximately $229,000 and $44,000, respectively. The primary uses of cash for the six-months ended June 30, 2006 and 2005 were for capital expenditures for new equipment of approximately $316,000 and $298,000, respectively, and the payment of preferred distributions to partners of approximately $749,000 and $748,000, respectively.

For the six-month period ended June 30, 2006, the Partnership generated cash flows from operating activities of approximately $598,000, which includes a net loss of approximately $734,000, a loss on sale of equipment of approximately $258,000, and depreciation and amortization expenses of approximately $1,760,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $634,000.

For the six-month period ended June 30, 2005, the Partnership generated cash flows from operating activities of approximately $1,793,000, which includes net loss of approximately $18,000, payment of accounts payable, which was primarily for the purchase of equipment of approximately $221,000, a loss on sale of equipment of approximately $76,000, and depreciation and amortization expenses of approximately $1,955,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $678,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $1,156,000 for the balance of the year ending December 31, 2006 and $1,465,000 thereafter. At June 30, 2006, the outstanding debt was $1,183,000, with interest rates ranging from 4.29% to 7.50%, and will be payable through September 2008.

As of June 30, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $154,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

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

The Partnership intends to invest $750,000 in additional equipment for the remainder of 2006. The acquisition of this equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

The Partnership's share of the computer equipment in which they participate at June 30, 2006 and December 31, 2005 was approximately $1,250,000 and $909,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $3,333,149 and $1,798,000 respectively.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2006 compared to Three Months June 30, 2005

For the three-months ended June 30, 2006, the Partnership recognized income of approximately $855,000, and expenses of approximately $1,214,000, resulting in net loss of approximately $359,000. For the three-months ended June 30, 2005, the Partnership recognized income of approximately $1,267,000 and expenses of approximately $1,317,000 resulting in a net loss of approximately $50,000.

Lease income decreased by 33% to $855,000 for the quarter ended June 30, 2006, from $1,267,000 for the quarter ended June 30, 2005, primarily due to the fact that fewer lease agreements were entered into since the quarter ended June 30, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 18% to approximately $194,000 for the quarter ended June 30, 2006, from $165,000 for the quarter ended June 30, 2005.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 36% to approximately $42,000 for the quarter ended June 30, 2006, from $66,000 for the quarter ended June 30, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 8% to approximately $908,000 for the quarter ended June 30, 2006, from $990,000 for the quarter ended June 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. At June 30, 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $88,000 in the second quarter of 2006 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. No such adjustment was necessary for the period ended June 30, 2005.

The Partnership sold computer equipment with a net book value of approximately $122,000 for the quarter ended June 30, 2006 for a net loss of approximately $50,000. The Partnership sold computer equipment with a net book value of approximately $93,000 for the quarter ended June 30, 2005, for a net loss of approximately $67,000.

    Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

For the six-months ended June 30, 2006, the Partnership recognized income of approximately $1,812,000, and expenses of approximately $2,546,000, resulting in a net loss of approximately $734,000. For the six months ended June 30, 2005, the Partnership recognized income of approximately $2,520,000, and expenses of approximately $2,538,000, resulting in a net loss of approximately $18,000.

Lease income decreased by 29% to $1,812,000 for the six months ended June 30, 2006, from $2,519,000 for the six-months ended June 30, 2005, primarily due to the fact that fewer lease agreements were entered into since the six months ended June 30, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 23% to approximately $396,000 for the six-months ended June 30, 2006, from $322,000 for the six-months ended June 30, 2005, primarily due to an increase in the amount charged by CCC, a related party, to the Partnership for its legal fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 29% to approximately $90,000 for the six-months ended June 30, 2006, from $126,000 for the six months ended June 30, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 10% to approximately $1,760,000 for the six months ended June 30, 2006, from $1,955,000 for the six months ended June 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. At June 30, 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $88,000 in the second quarter of 2006 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. No such adjustment was necessary for the period ended June 30, 2005.

The Partnership sold computer equipment with a net book value of approximately $488,000 for the six months ended June 30, 2006, for a net loss of approximately $258,000. The Partnership sold computer equipment with a net book value of approximately $120,000 for the six months ended June 30, 2005, for a net loss of approximately $76,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the General Partner's management, including its Chief Executive Officer and Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

Commonwealth Capital Corp. has retained Beach Financial Corporation, of Safety Harbor, Florida, to help place the AllServe equipment currently in storage onto new leases. Beach Financial was founded in 1978, and specializes in the sale and re-lease of numerous types of equipment, including the manufacturers of the equipment on the AllServe Schedules, Motorola and Nortel. Commonwealth has had five meetings with Beach Financial to strategize how to redeploy this equipment. In a conference call on Tuesday August 1st, Beach informed Commonwealth that there are currently three companies that are interested in leasing this equipment.

     Item 1A. RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

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

               N/A

     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

               N/A

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

               N/A

     Item 5.   OTHER INFORMATION.

               N/A

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits:

                    31.1 THE RULE 15D-14(A)
                    31.2 THE RULE 15D-14(A)
                    32.1 SECTION 1350 CERTIFICATION OF CEO
                    32.2 SECTION 1350 CERTIFICATION OF CFO

               b)   Report on Form 8-K

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND IV issued an 8-K statement to the SEC. Items reported in this statement consisted of the following: George
S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006:
Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

Also included in the April 24, 2006 8-K statement were changes among the Board of Directors as follows: Effective as of April 18, 2006, Jay M. Dugan, Katrina
M. Mason and Lynn A. Franceschina have joined Ms. Springsteen and Mr. Abbott on the Board of Directors of CCC and CIGF, Inc. Ms. Springsteen has been appointed as the Chairman of the Board of Directors and Katrina M. Mason, 33, has been appointed President of CCSC, effective as of the date hereof.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMONWEALTH INCOME & GROWTH FUND IV
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner


August 14, 2006                                By: /s/ Kimberly A. Springsteen
Date                                               -----------------------------
                                                   Kimberly A. Springsteen
                                                   Chief Executive Officer