Form 10-Q
period 2006-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2006-11-14
CIK 1141615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62526

COMMONWEALTH INCOME & GROWTH FUND IV

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23- 3080409 (I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200

2 Christy Drive

Chadds Ford, PA 19317

(Address, including zip code, of principal executive offices)

(610) 594-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES NO

FORM 10-Q

September 30, 2006

Back to Contents

Commonwealth Income & Growth Fund IV

Condensed Balance Sheets

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Cash and cash equivalents	$486,042	$891,708
Lease income receivable, net of reserves of $260,937 as of September 30, 2006 and December 31, 2005	252,706	180,993
Other receivables – other affiliated partnerships	30,672	22,684
Other current assets	4,757	1,319

	774,177	1,096,704

Computer equipment, at cost	11,770539	14,103,160
Accumulated depreciation	(7,279,284)	(7,161,684)

	4,491,255	6,941,475

Equipment acquisition costs and deferred expenses, net	113,279	220,786
Other receivables - Commonwealth Capital Corp	207,834	206,132
Prepaid acquisition fees	74,045	91,671

	395,158	518,589

Total Assets	$5,660,590	$8,556,768

Liabilities and Partners’ Capital

Liabilities
Accounts payable, primarily for equipment purchases	$101,643	$102,254
Accounts payable – General Partner	53,496	39,628
Unearned lease income	40,734	119,720
Notes payable	1,007,045	1,653,066

Total Liabilities	$1,202,918	$1,914,668

Partners’ Capital
General partner	1,000	1,000
Limited partners	4,456,672	6,641,100

Total Partners’ Capital	$4,457,672	$6,642,100

Total Liabilities and Partners’ Capital	$5,660,590	$8,556,768

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund IV

Condensed Statements of Operations

	Three months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Income
Lease	$699,839	$1,247,392	$2,501,099	$3,766,826
Interest and other	13,021	2,461	23,748	3,019

Total income	712,860	1,249,853	2,524,847	3,769,845

Expenses
Operating, excluding depreciation	148,075	98,930	544,166	421,099
Equipment management fee - General Partner	36,023	62,370	126,086	188,341
Interest	15,573	25,749	57,160	84,349
Depreciation	780,140	906,692	2,441,870	2,752,193
Amortization of equipment acquisition costs and deferred expenses	39,859	53,648	138,193	163,614
Loss on sale of computer equipment	20,694	87,697	278,762	163,280

Total expenses	1,040,364	1,235,086	3,586,237	3,772,876

Net income (loss)	$(327,504)	$14,767	$(1,061,390)	$(3,031)

Net income (loss) allocated to limited partners	$(331,247)	$11,022	$(1,072,594)	$(14,270)

Net (loss) per equivalent limited partnership unit	$(0.44)	$(0.01)	$(1.43)	$(0.02)

Weighted Average number of equivalent limited partnership units outstanding during the period	749,400	749,950	749,400	749,950

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund IV

Condensed Statements of Partners’ Capital

For the nine months ended September 30, 2006

(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital - December 31, 2005	50	749,400	$1,000	$6,641,099	$6,642,099
Net income (loss)	—	—	11,203	(1,072,594)	(1,061,391)
Distributions	—	—	(11,203)	(1,111,833)	(1,123,036)

Partners’ capital – September 30, 2006	50	749,400	$1,000	$4,456,672	$4,457,672

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund IV

Condensed Statements of Cash Flow

For the nine months ended September 30, 2006 and 2005

	2006	2005

	(unaudited)
Net cash provided by operating activities	$779,080	$1,719,735

Investing activities:
Capital expenditures	(487,808)	(324,613)
Prepaid acquisition fees	17,625	(1,818)
Net proceeds from sale of computer equipment	440,861	225,284
Equipment acquisition fees paid to General Partner	(28,451)	(36,633)

Net cash (used in) investing activities	(57,773)	(137,780)

Financing activities:
Redemptions	—	(17,825)
Distributions to partners	(1,123,036)	(1,123,927)
Other receivable, Commonwealth Capital Corp	(1,702)	19,949
Debt Placement fee paid to the General Partner	(2,235)	(8,110)

Net cash (used in) financing activities	(1,126,973)	(1,129,913)

Net (decrease) increase in cash and cash equivalents	(405,666)	452,042
Cash and cash equivalents, beginning of period	891,708	719,161

Cash and cash equivalents, end of period	$486,042	$1,171,203

see accompanying notes to condensed financial statements

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business

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

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2005 has been prepared from the books and records without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

Back to Contents

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. For the nine month period ended September 30, 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. For the three months and nine months ended, the Partnership recorded charges of $68,000 and $156,000, respectively, to record the assets at their estimated fair value. Such amounts have been included in the depreciation expense in the accompanying financial statements. No adjustment was needed at September 30, 2005.

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

Through September 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.

Back to Contents

Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine month period ended September 30, 2006 and 2005, remarketing fees were incurred in the amounts of $10,000 for both periods.

The Partnership’s share of the computer equipment in which they participate at September 30, 2006 and December 31, 2005 was approximately $1,380,0000 and $1,188,000 respectively, which is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $3,993,000 and $2,667,000 respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005 was $42,000 and $137,000, respectively. The total outstanding debt at September 30, 2006 and December 31, 2005 was $82,000 and $266,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2006:

Amount

Three Months ended December 31, 2006	$563,731
Year Ended December 31, 2007	1,172,480
Year Ended December 31, 2008	260,896
Year Ended December 31, 2009	30,907

$2,028,014

4.	Related Party Transactions	Receivables/Payables As of September 30, 2006, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Other Receivables

As of September 30, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $208,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004. During the quarter ended September 30, 2006, CCC reimbursed $6,000 to the Partnership.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2006 and 2005, the Partnership recorded $486,000 and $254,000, respectively, for reimbursement of expenses to the General Partner.

Back to Contents

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the nine months ended September 30, 2006 and 2005, equipment acquisition fees of approximately $28,000 and $37,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness provided however that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During the nine months ended September 30, 2006 and 2005, debt placement fees of approximately $2,000 and $8,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2006 and 2005, equipment management fees of approximately $126,000 and $188,000, respectively, were earned by the General Partner.

Back to Contents

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2006 and 2005, equipment liquidation fees of approximately $15,000 and $8,000, respectively, were earned by the General Partner.

5.	Notes Payable

Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2006 are as follows:

	September 30, 2006	December 31, 2005

Installment notes payable to banks; interest ranging from 4.76% to 6.00%, due in monthly installments ranging from $155 to $22,902, including interest, with final payments due in January through December 2006.	$5,672	$$261,002

Installment notes payable to banks; interest ranging from 4.29% to 7.50%, due in monthly installments ranging from $256 to $13,489, including interest, with final payments due in January through December 2007.	579,471	982,376

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289, including interest, with final payments due in January through September 2008.	364,403	409,688

Installment note payable to bank; interest at 6.25%, due in monthly installments of $1,901, including interest, with final payment due in June 2009.	57,500	—

	$1,007,046	$1,653,066

Back to Contents

Payments on the above notes are due as follows:
Amount

Three months ended December 31, 2006	$220,197
Year ended December 31, 2007	672,960
Year ended December 31, 2008	102,688
Year ended December 31, 2009	11,201

$1,007,046

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Nine months Ended September 30,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$869,485	$1,012,403

No interest or principal on notes payable was paid by the Partnership because direct payment was made by the lessee to the bank in lieu of collection of lease income, payment of interest, and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months Ended September 30,	2006	2005

Debt assumed in connection with purchase of computer equipment	$223,464	$811,022
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$17,626	$(1,818)

Back to Contents

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Partnership’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

Back to Contents

REVENUE RECOGNITION

Through September 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership’s primary source of capital for the nine months ended September 30, 2006 and 2005 was from net proceeds received from sale of equipment of approximately $441,000 and $225,000, respectively. The primary uses of cash for the nine months ended September 30, 2006 and 2005 were for capital expenditures for new equipment of approximately $488,000 and $325,000, respectively, and the payment of preferred distributions to partners of approximately $1,123,000 and $1,124,000, respectively.

For the nine month period ended September 30, 2006, the Partnership generated cash flows from operating activities of approximately $779,000, which includes a net loss of approximately $1,061,000, a loss on sale of equipment of approximately $279,000, and depreciation and amortization expenses of approximately $2,512,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $869,000.

For the nine month period ended September 30, 2005, the Partnership generated cash flows from operating activities of approximately $1,720,000, which includes net loss of approximately $3,000, payment of accounts payable, which was primarily for the purchase of equipment of approximately $16,000, a loss on sale of equipment of approximately $163,000, and depreciation and amortization expenses of approximately $2,916,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,012,000.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership’s operating expenses. As of September 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $564,000 for the balance of the year ending December 31, 2006 and $1,464,000 thereafter. At September 30, 2006, the outstanding debt was $1,007,000, with interest rates ranging from 4.29% to 7.50%, and will be payable through June 2009.

Back to Contents

As of September 30, 2006, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $208,000, which primarily originated in 2003. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2004.

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

The Partnership intends to invest $200,000 in additional equipment for the remainder of 2006. The acquisition of this equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

The Partnership’s share of the computer equipment in which they participate at September 30, 2006 and December 31, 2005 was approximately $1,380,000 and $1,188,000 respectively, and is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $3,993,000 and $2,667,000 respectively.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months September 30, 2005

For the three-months ended September 30, 2006, the Partnership recognized income of approximately $713,000, and expenses of approximately $1,000,000 resulting in net loss of approximately $287,000. For the three months ended September 30, 2005, the Partnership recognized income of approximately $1,250,000, and expenses of approximately $1,235,000, resulting in net income of approximately $15,000.

Lease income decreased by 44% to $700,000 for the quarter ended September 30, 2006, from $1,247,000 for the quarter ended September 30, 2005, primarily due to fewer lease agreements being entered into since the quarter ended September 30, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 50% to approximately $148,000 for the quarter ended September 30, 2006, from $99,000 for the quarter ended September 30, 2005.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 42% to approximately $36,000 for the quarter ended September 30, 2006, from $62,000 for the quarter ended September 30, 2005, and is consistent with the decrease in lease income.

Back to Contents

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 15% to approximately $820,000 for the quarter ended September 30, 2006, from $960,000 for the quarter ended September 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.

The Partnership sold computer equipment with a net book value of approximately $232,000 for the quarter ended September 30, 2006 for a net loss of approximately $21,000. The Partnership sold computer equipment with a net book value of approximately $269,000 for the quarter ended September 30, 2005, for a net loss of approximately $88,000.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, the Partnership recognized income of approximately $2,525,000 and expenses of approximately $3,586,000, resulting in a net loss of approximately $1,061,000. For the nine months ended September 30, 2005, the Partnership recognized income of approximately $3,770,000, and expenses of approximately $3,773,000, resulting in a net loss of approximately $3,000.

Lease income decreased by 34% to $2,501,000 for the nine months ended September 30, 2006, from $3,767,000 for the nine months ended September 30, 2005, primarily due to fewer lease agreements being entered into since the nine months ended September 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 29% to approximately $544,000 for the nine months ended September 30, 2006, from $421,000 for the nine months ended September 30, 2005, primarily due to an increase in the amount charged by CCC, a related party, to the Partnership for its legal fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 33% to approximately $126,000 for the nine months ended September 30, 2006, from $188,000 for the nine months ended September 30, 2005, and is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 12% to approximately $2,580,000 for the nine months ended September 30, 2006, from $2,916,000 for the nine months ended September 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized.

The Partnership sold computer equipment with a net book value of approximately $720,000 for the nine months ended September 30, 2006, for a net loss of approximately $279,000. The Partnership sold computer equipment with a net book value of approximately $389,000 for the nine months ended September 30, 2005, for a net loss of approximately $163,000.

Back to Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt. There are no material changes to this disclosure related to these items since the filing of our Annul Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

The Chief Executive Officer and Financial Officer of the General Partner has conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2006.

The Partnership’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the General Partner’s management, including its Chief Executive Officer and Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time period.

Based upon this review, the General Partner’s Chief Executive Officer and Financial Officer has concluded that the Partnership’s disclosure controls (as defined pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II: OTHER INFORMATION

Commonwealth Income & Growth Fund IV

Item 1.	Legal Proceedings.

In the 4th quarter of 2005, CCC identified payment problems with Allserve Systems Corp. (“Allserve”), one of the Partnerships’ lessees. The bank had returned a number of Allserve’s checks issued in October 2005. The Partnership immediately began communication with the lessee, only to ultimately find that they filed for protection under Chapter 11 of the United States Bankruptcy Code on November 18, 2005. The General Partner responded to the Bankruptcy petition promptly and assertively. Counsel was retained for the Partnership. All litigation meetings and equipment inspections were attended by the General Partner, for purpose of identifying and tagging all assets belonging to the Partnership. The Partnership owns either all or portions of 5 equipment leases with Allserve, with original purchase prices of approximately $2,789,000.

Back to Contents

On January 12, 2006, the trustee filed a petition before the court asking for the bankruptcy petition to be changed to a Chapter 7 Liquidation, due to Allerve’s inability to pay its ongoing bills and the trustee’s belief that Allserve was not being honest in its dealings with the Trustee. The Judge granted this request.

An official creditors’ committee (“Creditors’ Committee”) was organized by the Trustee in February 2006. An officer of CCC is a member of the Creditors’ Committee. Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing. A forensic accounting firm is being retained by the Creditors’ Committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition. On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets. As of March 23, 2006, the Partnership had recovered all of its equipment which was subject to leases with Allserve.

Commonwealth Capital Corp. has retained Beach Financial Corporation (“Beach”), of Safety Harbor, Florida, to help place the AllServe equipment currently in storage onto new leases. Beach Financial was founded in 1978, and specializes in the sale and re-lease of numerous types of equipment, including the manufacturers of the equipment on the AllServe Schedules, Motorola and Nortel. Commonwealth has had five meetings with Beach Financial to strategize how to redeploy this equipment. In a conference call on Tuesday August 1, 2006, Beach informed Commonwealth that there are currently three companies that are interested in leasing this equipment. As of November 2006 there have been no updates regarding this AllServe matter.

Item 1A.	Risk Factors

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

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

The general partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of CIGF4. CIGF4’s life cycle will last approximately 10 to 12 years, and any extension of this period will require an amendment to the partnership agreement, which must be approved by a majority of the limited partners. You may be able to resell your units, if at all, only at a discount to the offering price, which may be significant, and the redemption or sale price may be less than the price you originally paid for your units.

Back to Contents

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

WE PAY SIGNIFICANT FEES TO THE GENERAL PARTNER AND AFFILIATES, WHICH REDUCE CASH AVAILABLE FOR DISTRIBUTIONS.

The general partner and its affiliates, including Commonwealth Capital Securities Corp., will receive substantial fees. Some fees will be paid without regard to the amount of distributions paid or the success or profitability of CIGF4’s operations and investments. For example, an increase in portfolio turnover or the amount of leverage used to purchase equipment may increase the fees we pay to the general partner. Such compensation and fees were established by the general partner and are not based on arm’s-length negotiations. Our operations may not ultimately be successful and we may be unable to meet our stated investment objectives. Specifically, sufficient cash may ultimately not be available for distribution to investors. Our general partner sponsors four other public equipment leasing programs with investment objectives similar to CIGF4. The general partner has also sponsored several privately held equipment leasing programs. Results for these prior public and private programs have in some cases been lower than originally anticipated.

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

Back to Contents

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3.	Defaults Upon Senior Securities.

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders.

N/A

Item 5.	Other Information.

N/A

Item 6.	Exhibits and Reports on Form 8-K
a)	Exhibits:

31.1 THE RULE 15d-14(a)

31.2 THE RULE 15d-14(a)

32.1 SECTION 1350 CERTIFICATION OF CEO

32.2 SECTION 1350 CERTIFICATION OF CFO

b)	N/A

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner
Date November 14, 2006	By:	/s/ Kimberly A. Springsteen

Kimberly A. Springsteen
Chief Executive Officer