Form 10-Q
period 2007-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2007-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒  NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      YES  ☐  NO   ☒

FORM 10-Q
MARCH 31, 2007

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets

Cash and cash equivalents	$66,891	$185,564
Lease income receivable, net of reserves of $282,587 as of March 31, 2007 and December 31, 2006	591,174	441,123
Other receivables – other affiliated partnerships	26,493	26,493
Refundable deposits	1,130	1,130
Prepaid expenses	11,865	3,762
	697,553	658,072

Computer equipment, at cost	9,894,276	10,748,987
Accumulated depreciation	(7,035,246)	(7,326,525)
	2,859,030	3,422,462

Equipment acquisition costs and deferred expenses, net	86,431	95,323
Other receivables - Commonwealth Capital Corp	98,692	165,459
Prepaid acquisition fees	69,846	70,528
	254,969	331,310

Total Assets	$3,811,552	$4,411,844

Liabilities and Partners’ Capital

Liabilities
Accounts payable, primarily for equipment purchases	$139,847	$103,534
Accounts payable – General Partner	45,653	58,367
Unearned lease income	38,477	50,331
Notes payable	891,755	975,457
Total Liabilities	1,115,732	1,187,689

Partners' Capital
General partner	1,000	1,000
Limited partners	2,694,820	3,223,155
Total Partners' Capital	2,695,820	3,224,155

Total Liabilities and Partners' Capital	$3,811,552	$4,411,844

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Income
Lease	$676,700	$953,201
Interest and other	15,106	3,940
Total income	691,806	957,141

Expenses
Operating, excluding depreciation	116,534	201,742
Equipment management fee - General Partner	33,835	47,660
Interest	10,500	22,927
Depreciation	525,891	799,012
Amortization of equipment acquisition costs and deferred expenses	23,333	52,694
Loss on sale of computer equipment	135,737	207,954
Total expenses	845,830	1,331,989

Net (loss)	$(154,024)	$(374,848)

Net (loss) allocated to limited partners	$(157,767)	$(378,591)

Net (loss) per equivalent limited
partnership unit	$(0.21)	$(0.95)

Weighted Average number of equivalent limited partnership units outstanding during the period	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Find IV
Condensed Statements of Partners’ Capital
For the Three Months ended March 31, 2007

(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners' capital – January 1, 2007	50	749,400	$1,000	$3,223,155	$3,224,155
Net income (loss)	-	-	3,743	(157,767)	(154,024)
Distributions	-	-	(3,743)	(370,568)	(374,311)
Partners' capital – March 31, 2007	50	749,400	$1,000	$2,694,820	$2,695,820

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Three months Ended March 31,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$54,905	$312,492

Investing activities:
Capital expenditures	(53,636)	(229,103)
Prepaid acquisition fees	682	7,875
Net proceeds from sale of computer equipment	201,361	157,233
Equipment acquisition fees paid to General Partner	(11,982)	(15,742)
Net cash provided by (used in) investing activities	136,425	(79,737)

Financing activities:
Distributions to partners	(374,311)	(374,375)
Other receivable, Commonwealth Capital Corp	66,767	35,527
Debt Placement fee paid to the General Partner	(2,459)	(1,645)
Net cash (used in) financing activities	(310,003)	(340,493)

Net (decrease) in cash and cash equivalents	(118,673)	(107,738)
Cash and cash equivalents, beginning of period	185,564	891,708
Cash and cash equivalents, end of period	$66,891	$783,970

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships it controls based on certain risk factors.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment had occurred during the three months ended March 31, 2007.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 12 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

Through March 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three month period ended March 31, 2007 and 2006, remarketing fees were incurred in the amounts of $4,500 and $5,000 respectively

The Partnership’s share of the computer equipment in which it participates at March 31, 2007 and December 31, 2006 was approximately $1,900,000 and $1,617,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2007 and December 31, 2006 was approximately $5,409,000 and $4,467,000 respectively. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2007 and December 31, 2006 was $364,000 and $164,000 respectively.  The total outstanding debt at March 31, 2007 and December 31, 2006 was $1,028,000 and $328,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2007:

Amount
Nine Months ended December 31, 2007	$912,679
Year Ended December 31, 2008	593,073
Year Ended December 31, 2009	146,224
Year Ended December 31, 2010	891
$1,652,867

4. Related Party Transactions

Receivables/Payables

As of March 31, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Other Receivables

As of March 31, 2007, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $134,000, which primarily originated in 2003.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC has been repaying receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March 31, 2005.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the three months ended March 31, 2007 and 2006 the Partnership recorded $114,000 and $170,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  During the three months ended March 31, 2007 and 2006, equipment acquisition fees of approximately $12,000 and $16,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  During the three months ended March 31, 2007 and 2006, debt placement fees of approximately $2,500 and $2,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  During the three months ended March 31, 2007 and 2006, equipment management fees of approximately $34,000 and $48,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During the three months ended March 31, 2007 and 2006, equipment liquidation fees of approximately $8,000 and $6,000, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2007	December 31, 2006

Installment notes payable to banks; interest ranging from 4.29% to 6.50%, due in monthly installments ranging from $256 to $13,488, including interest, with final payments due in January through December 2007.	$195,678	$424,863

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, with final payment due in January through September 2008.	253,473	309,316

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	442,604	241,278
	$891,755	$975,457

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2007 are as follows:

Amount
Nine months ended December 31, 2007	$491,816
Year ended December 31, 2008	252,420
Year ended December 31, 2009	147,519
$891,755

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months Ended March 31,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$329,624	$362,643

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months Ended March 31,	2007	2006

Debt assumed in connection with purchase of computer equipment	$246,000	$164,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$680	$7,875

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

REVENUE RECOGNITION

Through March 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership’s primary source of capital for the three months ended March 31, 2007 and 2006 was from net proceeds received from sale of equipment of approximately $201,000 and $157,000, respectively.  The primary uses of cash for the three months ended March 31, 2007 and 2006 were for capital expenditures for new equipment of approximately $54,000 and $230,000, respectively, and the payment of preferred distributions to partners of approximately $374,000 and $374,000, respectively.

For the three month period ended March 31, 2007, the Partnership generated cash flows from operating activities of approximately $55,000, which includes a net loss of approximately $154,000, a loss on sale of equipment of approximately $136,000, and depreciation and amortization expenses of approximately $549,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $330,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of $913,000 for the balance of the year ending December 31, 2007 and $740,000 thereafter.  At March 31, 2007, the outstanding debt was $892,000, with interest rates ranging from 4.29% to 6.50%, and will be payable through October 2009.

As of March 31, 2007, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $134,000, which primarily originated in 2003.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC has been paying these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March, 2005.

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

While the Partnership intends to invest additional capital in equipment during the remainder of 2007, the amount of such additional investment is uncertain, and may be impacted by the status or outcome of the Allserve bankruptcy. See ‘Legal Proceedings” in Part II, Item I. Any acquisition of equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

The Partnership’s share of the computer equipment in which it participates at March 31, 2007 and December 31, 2006 was approximately $1,900,000 and $1,617,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2007 and December 31, 2006 was approximately $5,400,000 and $4,467,000 respectively.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months March 31, 2006

For the three months ended March 31, 2007, the Partnership recognized income of approximately $692,000, and expenses of approximately $846,000, resulting in net loss of approximately $154,000.  For the three months ended March 31, 2006, the Partnership recognized income of approximately $957,000, and expenses of approximately $1,332,000, resulting in net loss of approximately $375,000.

Lease income decreased by 29% to $677,000 for the quarter ended March 31, 2007, from $953,000 for the quarter ended March 31, 2006, primarily due to the fact that more lease agreements ended than began since the quarter ended March 31, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses decreased 42% to approximately $117,000 for the quarter ended March 31, 2007, from $202,000 for the quarter ended March 31, 2006. This decrease is primarily attributable to a decrease in Other Limited Partnership expenses of approximately $40,600, a decrease in IT expenses of $5,000 and a decrease in legal fees of approximately $37,000 associated with the bankruptcy of Allserve Systems Corp.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 29% to approximately $34,000 for the quarter ended March 31, 2007, from $48,000 for the quarter ended March 31, 2006, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 36% to approximately $549,000 for the quarter ended March 31, 2007, from $850,000 for the quarter ended March 31, 2006 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2007.

The Partnership’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Partnership’s disclosure controls and procedures also include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Exchange Act is accumulated and communicated to the Partnership’s management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that the Partnership’s disclosure controls (as defined in Rule 13a-15e promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Partnership’s management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

In January 2007 executive management of Commonwealth Capital Corp. met with a nationally known leasing company that has been in business for over 25 years. This company has helped other Allserve creditors sell and/or re-lease recovered equipment and they are currently doing an analysis of the best possible way to bring Commonwealth’s equipment to market. As there is a great deal of this equipment currently available, due to the size of the Allserve bankruptcy, this process will take more time than normal.  The Partnership will attempt to place the equipment piece by piece on either a lease or sale basis to end users in an effort to realize the highest possible return.  Management of the Partnership anticipates this process to carry over into the second quarter of 2007. In recognition of such, the Partnership recorded a further impairment charge of approximately 25% as of December 31, 2006.

The equipment leases were purchased by the Partnership between December 2003 and December 2004.   The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor’s total return on this equipment.  The Partnership received lease payments up through and including September 2005.  Therefore the Partnership has recovered a portion of the equipment’s purchase price to date.  The Partnership recorded a reserve against all outstanding rentals in the amount of approximately $261,000 through December 31, 2006 and also recorded impairment charges of approximately $363,000 to reflect the assets at their current estimated net realizable value. No impairment was recorded at March 31, 2007. The net book value of the remaining Allserve equipment at March 31, 2007 is approximately $582,500.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Item 2.	Changes in Securities

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

a)	Exhibits:

31.1	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1	SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2	SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV

BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

May 15, 2007	By:	/s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer