Form 10-Q
period 2007-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2007-08-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐  NO  ☒

FORM 10-Q
JUNE 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets

Cash and cash equivalents	$162,612	$185,564
Lease income receivable, net of reserves of $270,937 as of June 30, 2007 and $282,587 as of December 31, 2006	196,355	441,123
Other receivables – other affiliated partnerships	30,378	26,493
Refundable deposits	1,130	1,130
Prepaid expenses	6,564	3,762
	397,039	658,072

Computer equipment, at cost	8,940,800	10,748,987
Accumulated depreciation	(6,524,255)	(7,326,525)
	2,416,545	3,422,462

Equipment acquisition costs and deferred expenses, net	66,733	95,323
Other receivables - Commonwealth Capital Corp	128,985	165,459
Prepaid acquisition fees	68,540	70,528
	264,258	331,310

Total Assets	$3,077,842	$4,411,844

Liabilities and Partners’ Capital

Liabilities
Accounts payable, primarily for equipment purchases	$133,354	$90,216
Accounts payable – General Partner	84,433	58,367
Other accrued expenses	-	13,318
Unearned lease income	71,107	50,331
Notes payable	708,334	975,457
Total Liabilities	997,228	1,187,689

Partners' Capital
General partner	1,000	1,000
Limited partners	2,079,614	3,223,155
Total Partners' Capital	2,080,614	3,224,155

Total Liabilities and Partners' Capital	$3,077,842	$4,411,844

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Income
Lease	$471,032	$848,058	$1,147,732	$1,801,259
Interest and other	4,651	6,788	19,757	10,728

Total income	475,683	854,846	1,167,489	1,811,987

Expenses
Operating, excluding depreciation	135,643	194,348	252,178	396,091
Equipment management fee - General Partner	-	42,403	33,835	90,063
Interest	9,906	18,661	20,406	41,588
Depreciation	529,757	862,718	1,055,647	1,661,729
Amortization of equipment acquisition costs and deferred expenses	21,006	45,640	44,339	98,334
Bad debt expense	3,631	-	3,631	-
Loss on sale of computer equipment	16,634	50,115	152,370	258,068

Total expenses	716,577	1,213,885	1,562,406	2,545,873

Net (loss)	$(240,894)	$(359,039)	$(394,918)	$(733,886)

Net (loss) allocated to limited partners	$(244,637)	$(362,756)	$(402,404)	$(741,349)

Net (loss) per equivalent limited partnership unit	$(0.33)	$(0.48)	$(0.54)	$(0.99)

Weighted Average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Find IV
Condensed Statements of Partners’ Capital
For the Six Months ended June 30, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Partners' capital – January 1, 2007	50	749,400	$1,000	$3,223,155	$3,224,155
Net income (loss)	-	-	7,486	(402,404)	(394,918)
Distributions	-	-	(7,486)	(741,137)	(748,623)
Partners' capital – June 30, 2007	50	749,400	$1,000	$2,079,614	$2,080,614

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Six months Ended June 30,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$659,138	$598,090

Investing activities:
Capital expenditures	(206,223)	(316,469)
Prepaid acquisition fees	1,988	11,369
Net proceeds from sale of computer equipment	250,042	229,377
Equipment acquisition fees paid to General Partner	(13,289)	(19,237)
Net cash provided by (used in) investing activities	32,518	(94,960)

Financing activities:
Distributions to partners	(748,623)	(748,723)
Other receivable, Commonwealth Capital Corp	36,474	51,996
Debt Placement fee paid to the General Partner	(2,459)	(1,645)
Net cash (used in) financing activities	(714,608)	(698,373)

Net (decrease) in cash and cash equivalents	(22,952)	(195,243)
Cash and cash equivalents, beginning of period	185,564	891,708
Cash and cash equivalents, end of period	$162,612	$696,465

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships it controls based on certain risk factors.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership recorded impairment charges of approximately $67,000 to reflect the assets at their current estimated net realizable value for the period ended June 30, 2007.

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

Through June 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2007 and 2006, remarketing fees were incurred in the amounts of $21,000 and $8,000, respectively

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2007 and December 31, 2006 was $1,900,000 and $1,600,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2007 and December 31, 2006 was $5,409,000 and $4,500,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2007 and December 31, 2006 was $330,000 and $164,000, respectively.  The total outstanding debt at June 30, 2007 and December 31, 2006 was $932,000 and $328,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2007:

Amount
Six Months ended December 31, 2007	$600,112
Year Ended December 31, 2008	601,401
Year Ended December 31, 2009	252,228
Year Ended December 31, 2010	25,698
$1,479,439

4. Related Party Transactions

Receivables/Payables

As of June 30, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Other Receivables

As of June 30, 2007, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $129,000 which primarily originated in 2003.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC has been repaying receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March 31, 2005.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the six months ended June 30, 2007, the Partnership recorded approximately $198,000 for reimbursement of expenses to the General Partner.  During the six months ended June 30, 2006, the Partnership recorded $316,000 for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2007, equipment acquisition fees of approximately $13,000 were earned by the General Partner.  For the six months ended June 30, 2006, equipment acquisition fees of approximately $19,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the six months ended June 30, 2007, debt placement fees of approximately $2,000 were earned by the General Partner.  For the six months ended June 30, 2006, debt placement fees of approximately $1,600 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  The equipment management fees were waived for the three months ended June 30,2007.  For the six months ended June 30, 2007, equipment management fees of approximately $34,000 were earned by the General Partner.  For the six months ended June 30, 2006, equipment management fees of approximately $90,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2007 equipment liquidation fees of approximately $10,000 were earned by the General Partner.  For the six months ended June 30, 2006 equipment liquidation fees of approximately $8,000 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2007	December 31, 2006

Installment notes payable to banks; interest ranging from 4.29% to 7.50%, due in monthly installments ranging from $256 to $13,488, including interest, with final payments due in January through December 2007.	$111,005	$424,863

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, with final payment due in January through September 2008.	196,865	309,316

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	400,464	241,278
	$708,334	$975,457

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2007 are as follows:

Amount
Six months ended December 31, 2007	$308,394
Year ended December 31, 2008	252,421
Year ended December 31, 2009	147,519
$708,334

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months Ended June 30,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$513,045	$634,321

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months Ended June 30,	2007	2006

Debt assumed in connection with purchase of computer equipment	-	$164,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$1,988	$11,370

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

Through June 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership recorded impairment charges of approximately $67,000 to reflect the assets at their current estimated net realizable value for the period ending June 30, 2007.

Liquidity and Capital Resources

The Partnership’s primary source of capital for the six months ended June 30, 2007 and 2006 was from net proceeds received from sale of equipment of approximately $250,000 and $229,000, respectively.  The primary uses of cash for the six months ended June 30, 2007 and 2006 were for capital expenditures for new equipment of approximately $206,000 and $316,000, respectively, and the payment of preferred distributions to partners of approximately $749,000 for both years.

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

For the six months ended June 30, 2007, the Partnership generated cash flows from operating activities of approximately $659,000, which includes a net loss of approximately $395,000, a loss on sale of equipment of approximately $152,000, and depreciation and amortization expenses of approximately $1,100,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $513,000.

For the six months ended June 30, 2006, the Partnership generated cash flows from operating activities of approximately $598,000, which includes a net loss of approximately $734,000, a loss on sale of equipment of approximately $258,000, and depreciation and amortization expenses of approximately $1,760,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $634,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $600,000 for the balance of the year ending December 31, 2007 and approximately $879,000 thereafter.  At June 30, 2007, the outstanding debt was approximately $708,000, with interest rates ranging from 4.29% to 6.50%, and will be payable through October 2009.

As of June 30, 2007, the Partnership has an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $129,000, which primarily originated in 2003.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC has been paying these receivables, through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $12,500 per quarter, which commenced in the quarter ending March 31, 2005.

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

The Partnership’s share of the computer equipment in which it participates at June 30, 2007 and December 31, 2006 was $1,900,000 and $1,600,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2007 and December 31, 2006 was $5,409,000 and $4,500,000 respectively.

Results of Operations

Three Months Ended June 30, 2007 compared to Three Months June 30, 2006

For the three months ended June 30, 2007, the Partnership recognized income of approximately $476,000, and expenses of approximately $717,000, resulting in net loss of approximately $241,000.  For the three months ended June 30, 2006, the Partnership recognized income of approximately $855,000, and expenses of approximately $1,214,000, resulting in net loss of approximately $359,000.

Lease income decreased by 45% to $471,000 for the three months ended June 30, 2007, from $848,000 for the three months ended June 30, 2006.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended June 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses decreased 30% to approximately $136,000 for the three months ended June 30, 2007, from $194,000 for the three months ended June 30, 2006. This decrease is primarily attributable to a decrease in other LP expenses of approximately $33,000 and a decrease in partnership tax of $26,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. This fee was approximately $42,000 for the three months ended June 30, 2007, and was waived by the general partner, in an effort to assist in the operating results of the Partnership. The equipment management fee was approximately $42,000 for the three months ended June 30, 2006.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 39% to approximately $551,000 for the three months ended June 30, 2007, from $908,000 for the three months ended June 30, 2006 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

For the six months ended June 30, 2007, the Partnership recognized income of approximately $1,167,000, and expenses of approximately $1,562,000, resulting in a net loss of approximately $395,000.  For the six months ended June 30, 2006, the Partnership recognized income of approximately $1,812,000, and expenses of approximately $2,546,000, resulting in a net loss of approximately $734,000.

Lease income decreased by 36% to $1,148,000 for the six months ended June 30, 2007, from $1,801,000 for the six months ended June 30, 2006, primarily due to fewer lease agreements have been entered into since the six months ended June 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses decreased 36% to approximately $252,000 for the six months ended June 30, 2007, from $396,000 for the six months ended June 30, 2006, primarily due to a decrease in other LP expenses of approximately $73,000, a decrease in the amount charged by CCC to the Partnership for its legal fees of approximately $30,000 and a decrease in partnership tax of approximately $26,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 62% to approximately $34,000 for the six months ended June 30, 2007, from $90,000 for the six months ended June 30, 2006.  This decrease is primarily attributable to the suspension of the equipment management fees for the three months ended June 30, 2007 and is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 38% to approximately $1,100,000 for the six months ended June 30, 2007, from $1,760,000 for the six months ended June 30, 2006 due to specific equipment and acquisition fees being fully depreciated/amortized. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  The Partnership recorded impairment charges of approximately $67,000 to reflect the assets at their current estimated net realizable value for the period ending June 30, 2007.  No such adjustment was necessary for the period ended June 30, 2006.

The Partnership sold computer equipment with a net book value of approximately $402,000 for the six months ended June 30, 2007, for a net loss of approximately $152,000.  The Partnership sold computer equipment with a net book value of approximately $488,000 for the six months ended June 30, 2006, for a net loss of approximately $258,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2007.

The Partnership’s disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Partnership’s disclosure controls and procedures also include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-15e promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the six months ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

In January 2007 executive management of Commonwealth Capital Corp. met with a nationally known leasing company that has been in business for over 25 years. This company has helped other Allserve creditors sell and/or re-lease recovered equipment and they are currently doing an analysis of the best possible way to bring Commonwealth’s equipment to market. As there is a great deal of this equipment currently available, due to the size of the Allserve bankruptcy, this process will take more time than normal. As of August 14, 2007, it is the intention of the Partnership to review the audit reports prepared by Global Key, a third party who received and tested the Nortel equipment; and to obtain a list of what parts would be required in order to bring the equipment up to specifications for sale. Once this upgrade has taken place, the Partnership is particularity interested in exploring the third world market. Further, the Partnership intends to offer the equipment “as is” both domestically and internationally while soliciting a buyer (or buyers) in order to maximize revenue.  Management of the Partnership anticipates this process to continue until the end of 2007. In recognition of such, the Partnership recorded a further impairment charge of approximately 25% as of December 31, 2006.

The equipment leases were purchased by the Partnership between December 2003 and December 2004.   The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor’s total return on this equipment.  The Partnership received lease payments up through and including September 2005.  Therefore the Partnership has recovered a portion of the equipment’s purchase price to date.  The Partnership recorded a reserve against all outstanding rentals in the amount of approximately $261,000 through December 31, 2006 and also recorded impairment charges of approximately $363,000.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 5.	Other Information

On June 20th, 2007, Ms. Katrina Mason tendered her resignation, due to the impending birth of her first child.  In her resignation, she stated that "she has decided to embark on the new adventure of motherhood and devote her full attention to her family."  Her resignation was effective June 14, 2007.  Ms. Mason tendered her resignation to Commonwealth organization and the positions she held with affiliates of the registrant and her position on the Board, as previously disclosed by the registrant in a Current Report filed with the SEC on Form  8-K.

Item 6.	Exhibits

31.1	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1	SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2	SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

August 14, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer