Form 10-Q
period 2007-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2007-11-13
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FORM 10-Q
SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$5,615	$185,564
Lease income receivable, net of reserves of $288,587 and $282,587 as of September 30, 2007 and December 31, 2006	205,217	441,123
Other receivables - affiliated limited partnerships	20,429	26,493
Refundable deposits	1,130	1,130
Prepaid expenses	3,285	3,762
	235,676	658,072

Computer equipment, at cost	7,838,387	10,748,987
Accumulated depreciation	(5,875,380)	(7,326,525)
	1,963,007	3,422,462

Equipment acquisition costs and deferred expenses, net	57,489	95,323
Other receivables - Commonwealth Capital Corp	4,174	165,459
Prepaid acquisition fees	63,799	70,528
	125,462	331,310

Total Assets	$2,324,145	$4,411,844

Liabilities and Partners' Capital

Liabilities
Accounts payable	$42,589	$103,534
Accounts payable - General Partner	120,204	58,367
Unearned lease income	52,716	50,331
Notes payable	534,341	975,457
Total Liabilities	749,850	1,187,689

Partners' Capital
General partner	1,000	1,000
Limited partners	1,573,295	3,223,155
Total Partners' Capital	1,574,295	3,224,155

Total Liabilities and Partners' Capital	$2,324,145	$4,411,844

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Lease	$383,776	$699,839	$1,531,508	$2,501,099
Interest and other	233	13,021	19,990	23,748

Total Revenue	384,009	712,860	1,551,498	2,524,847

Expenses
Operating, excluding depreciation	48,532	148,075	300,710	544,166
Equipment management fee - General Partner	-	36,023	33,835	126,086
Interest	9,599	15,573	30,005	57,160
Depreciation	387,966	780,140	1,443,613	2,441,870
Amortization of equipment acquisition costs and deferred expenses	13,984	39,859	58,323	138,193
Bad debt expense	17,650	-	21,281	-
Loss on sale of computer equipment	38,285	20,694	190,656	278,762

Total expenses	516,016	1,040,364	2,078,423	3,586,237

Net (loss)	$(132,007)	$(327,504)	$(526,925)	$(1,061,390)

Net (loss) allocated to limited partners	$(135,750)	$(331,247)	$(538,154)	$(1,072,594)

Net (loss) per equivalent limited partnership unit	$(0.18)	$(0.44)	$(0.72)	$(1.43)

Weighted Average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital
For the Nine Months ended September 30,2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners' capital - January 1, 2007	50	749,400	$1,000	$3,223,155	$3,224,155
Net Income (loss)	-	-	11,229	(538,154)	(526,925)
Distributions	-	-	(11,229)	(1,111,706)	(1,122,935)
Partners' capital - September 30, 2007	50	749,400	$1,000	$1,573,295	$1,574,295

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
For the nine months ended September 30, 2007 and 2006

	2007	2006
	(unaudited)

Net cash provided by operating activities	$724,354	$779,080

Investing activities:
Capital expenditures	(204,797)	(487,808)
Prepaid acquisition fees	6,729	17,625
Net proceeds from the sale of computer equipment	275,903	440,861
Equipment acquisition fees paid to General Partner	(18,029)	(28,451)
Net cash provided by investing activities	59,806	57,773

Financing activities:
Distributions to partners	(1,122,935)	(1,123,036)
Accounts receivable, CCC	161,285	(1,702)
Debt placement fee paid to the General Partner	(2,459)	(2,235)
Net cash (used in) financing activities	(964,109)	(1,126,973)

Net (decrease) in cash and cash equivalents	(179,949)	(405,666)
Cash and cash equivalents, beginning of period	185,564	891,708

Cash and cash equivalents, end of period	$5,615	$486,042

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership recorded impairment charges of approximately $35,000 to reflect the assets at their current estimated net realizable value for the period ended September 30, 2007.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 22 to 37 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2007 and 2006, remarketing fees were incurred in the amounts of $114,000 and $10,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2007 and December 31, 2006 was $1,900,000 and $1,600,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2007 and December 31, 2006 was $5,409,000 and $4,500,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2007 and December 31, 2006 was $298,000 and $164,000, respectively.  The total outstanding debt at September 30, 2007 and December 31, 2006 was $842,000 and $328,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2007:

Amount
Three Months ended December 31, 2007	$255,844
Year Ended December 31, 2008	599,129
Year Ended December 31, 2009	286,266
Year Ended December 31, 2010	24,303
$1,165,542

4. Related Party Transactions

Receivables/Payables

As of September 30, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Other Receivables

The Partnership had an unsecured, non-interest bearing receivable from CCC, an affiliate, in the original amount of $160,000, which originated primarily in 2003.  As of September 30, 2007, $32,000 of this receivable remained outstanding, and the remaining balance was subsequently paid in full on October 31, 2007.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2007 and 2006, the Partnership recorded approximately $249,000 and $486,000 for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2007 and 2006, equipment acquisition fees of approximately $18,000 and $28,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the nine months ended September 30, 2007 and 2006, debt placement fees of approximately $2,000 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  The equipment management fees were waived for the three months ended September 30, 2007.  For the nine months ended September 30, 2007 and 2006, equipment management fees of approximately $34,000 and $126,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2007 and 2006, equipment liquidation fees of approximately $11,000 and $15,000 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	September 30, 2007	December 31, 2006

Installment notes payable to banks; interest ranging from 4.29% to 7.50%, due in monthly installments ranging from $256 to $13,488, including interest, with final payments due in January through December 2007.	$35,009	$424,863

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, with final payment due in January through September 2008.	139,480	309,316

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	359,852	241,278
	$534,341	$975,457

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2007 are as follows:

Amount
Three months ended December 31, 2007	$134,400
Year ended December 31, 2008	252,421
Year ended December 31, 2009	147,520
$534,341

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months Ended September 30,	2007	2006
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$687,038	$869,485

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months Ended September 30,	2007	2006

Debt assumed in connection with purchase of computer equipment	$245,921	$223,464

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$6,729	$17,626

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

REVENUE RECOGNITION

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership recorded impairment charges of approximately $35,000 to reflect the assets at their current estimated net realizable value for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the nine months ended September 30, 2007 and 2006 was from net proceeds received from sale of equipment of approximately $276,000 and $441,000.  The primary uses of cash for the nine months ended September 30, 2007 and 2006 were for capital expenditures for new equipment of $205,000 and $488,000, respectively, and the payment of preferred distributions to partners of approximately $1,123,000 for both years.

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

For the nine months ended September 30, 2007, the Partnership generated cash flows from operating activities of approximately $724,000, which includes a net loss of approximately $527,000, a loss on sale of equipment of approximately $191,000, and depreciation and amortization expenses of approximately $1,502,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $687,000.

For the nine months ended September 30, 2006, the Partnership generated cash flows from operating activities of approximately $779,000, which includes a net loss of approximately $1,061,000, a loss on sale of equipment of approximately $279,000, and depreciation and amortization expenses of approximately $2,512,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $869,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $256,000 for the balance of the year ending December 31, 2007 and approximately $910,000 thereafter.  At September 30, 2007, the outstanding debt was approximately $534,000, with interest rates ranging from 4.29% to 7.5%, and will be payable through October 2009.

The Partnership had an unsecured, non-interest bearing receivable from CCC, an affiliate, in the original amount of $160,000, which originated primarily in 2003.  As of September 30, 2007, $32,000 of this receivable remained outstanding, and the remaining balance was subsequently paid in full on October 31, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months September 30, 2006

For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $384,000, and expenses of approximately $516,000, resulting in net loss of approximately $132,000.  For the three months ended September 30, 2006, the Partnership recognized income of approximately $713,000, and expenses of approximately $1,040,000, resulting in net loss of approximately $328,000.

Lease income decreased by 45% to $384,000 for the three months ended September 30, 2007, from $700,000 for the three months ended September 30, 2006.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses decreased 67% to approximately $49,000 for the three months ended September 30, 2007, from $148,000 for the three months ended September 30, 2006. This decrease is primarily attributable to a decrease in other LP expenses of approximately $43,000, a decrease in remarketing fees of approximately $12,000 and a decrease in accounting fees of approximately $9,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the three months ended September 30, 2007, the equipment management fee was waived by the general partner, in an effort to assist in the operating results of the Partnership. The equipment management fee was approximately $36,000 for the three months ended September 30, 2006.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 51% to approximately $402,000 for the three months ended September 30, 2007, from $820,000 for the three months ended September 30, 2006 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $1,551,000, and expenses of approximately $2,078,000, resulting in a net loss of approximately $527,000.  For the nine months ended September 30, 2006, the Partnership recognized income of approximately $2,525,000, and expenses of approximately $3,586,000, resulting in a net loss of approximately $1,061,000.

Lease income decreased by 39% to $1,532,000 for the nine months ended September 30, 2007, from $2,501,000 for the nine months ended September 30, 2006, primarily due to fewer lease agreements have been entered into since the nine months ended September 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses decreased 45% to approximately $301,000 for the nine months ended September 30, 2007, from $544,000 for the nine months ended September 30, 2006, primarily due to a decrease in other LP expenses of approximately $117,000, a decrease in the amount charged by CCC to the Partnership for its legal fees of approximately $30,000 and a decrease in partnership tax of approximately $26,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 73% to approximately $34,000 for the nine months ended September 30, 2007, from $126,000 for the nine months ended September 30, 2006.  This decrease is primarily attributable to the suspension of the equipment management fees for the nine months ended September 30, 2006.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 42% to approximately $1,502,000 for the nine months ended September 30, 2007, from $2,580,000 for the nine months ended September 30, 2006 due to specific equipment and acquisition fees being fully depreciated/amortized. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  The Partnership recorded impairment charges of approximately $35,000 to reflect the assets at their current estimated net realizable value for the period ending September 30, 2007.  No such adjustment was necessary for the period ended September 30, 2006.

The Partnership sold computer equipment with a net book value of approximately $467,000 for the nine months ended September 30, 2007, for a net loss of approximately $191,000.  The Partnership sold computer equipment with a net book value of approximately $720,000 for the nine months ended September 30, 2006, for a net loss of approximately $279,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2007.

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

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect the disclosure controls and procedures in the nine months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

In January 2007 executive management of Commonwealth Capital Corp. met with a nationally known leasing company that has been in business for over 25 years. This company has helped other Allserve creditors sell and/or re-lease recovered equipment and they are currently doing an analysis of the best possible way to bring Commonwealth’s equipment to market. As there is a great deal of this equipment currently available, due to the size of the Allserve bankruptcy, this process will take more time than normal.  Since August 14, 2007, the Partnership has been in the process of reviewing the audit reports prepared by Global Key, a third party who received and tested the equipment; and obtaining a list of parts required in order to bring the equipment up to specifications for sale.  It has been the intention of the Partnership to attempt to market the equipment in the third world market once this upgrade has taken place.  Further, the Partnership intends to offer the equipment “as is” both domestically and internationally while soliciting a buyer (or buyers) in order to maximize revenue.  Management of the Partnership anticipates this process to continue until the end of 2007.  In recognition of such, the Partnership recorded a further impairment charge of approximately 25% of the net book value of equipment (or $34,000) as of September 30, 2007.

The Allserve equipment leases were purchased by the Partnership between December 2003 and December 2004.   The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor’s total return on this equipment.  The Partnership received lease payments up through and including September 2005.  Therefore, the Partnership has recovered a portion of the equipment’s purchase price to date.  The Partnership recorded a reserve against all outstanding rentals in the amount of approximately $261,000 through December 31, 2006 and also recorded cumulative impairment charges against the equipment leased to Allserve of approximately $397,000 through September 30, 2007.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer