Form 10-Q
period 2008-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2008-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐ NO  ☒

FORM 10-Q
MARCH 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$7,269	$91,908
Lease income receivable, net of reserves of $308,587 and $311,137	129,471	117,122
as of March 31, 2008 and December 31, 2007
Accounts receivable – affiliated limited partnerships	-	25,256
Refundable deposits	1,130	1,130
Prepaid expenses	3,611	115
	141,481	235,531

Computer equipment, at cost	6,583,704	7,435,278
Accumulated depreciation	(5,287,073)	(5,864,450)
	1,296,631	1,570,828

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of $61,028 and $89,959, at March 31, 2008 and December 31, 2007	37,188	45,575
Prepaid acquisition fees, General Partner	62,465	63,241
	99,653	108,816
Total Assets	$1,537,765	$1,915,175

Liabilities and Partners’ Capital

Liabilities
Accounts payable	$31,654	$29,954
Accounts payable, General Partner	231,464	164,602
Accounts payable, Commonwealth Capital Corp.	492,664	33,860
Accounts payable, Investor Distributions	-	370,569
Unearned lease income	31,014	47,002
Notes payable	306,116	399,677
Total Liabilities	1,092,912	1,045,664

Partners' Capital
General partner	1,000	1,000
Limited partners	443,853	868,511
Total Partners' Capital	444,853	869,511

Total Liabilities and Partners' Capital	$1,537,765	$1,915,175

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Revenue
Lease	$292,692	$676,700
Interest and other	1,610	15,106
Gain on sale of computer equipment	5,187	-
Total revenue	299,489	691,806

Expenses
Operating, excluding depreciation	106,909	116,534
Equipment management fee - General Partner	14,720	33,835
Interest	5,593	10,500
Depreciation	219,743	525,891
Amortization of equipment acquisition costs and deferred expenses	9,163	23,333
Bad debt expense	(2,550)	-
Loss on sale of computer equipment	-	135,737
Total expenses	353,578	845,830

Net (loss)	$(54,089)	$(154,024)

Net (loss) allocated to limited partners	$(54,089)	$(157,767)

Net (loss) per equivalent limited partnership unit	$(0.07)	$(0.21)

Weighted average number of equivalent limited partnership
units outstanding during the period	749,400	749,400

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Find IV
Condensed Statements of Partners’ Capital
For the Three Months ended March 31, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance – January 1, 2008	50	749,400	$ 1,000	$ 868,511	$ 869,511
Net income (loss)	-	-	-	(54,089)	(54,089)
Distributions	-	-	-	(370,569)	(370,569)
Balance – March 31, 2008	50	749,400	$ 1,000	$ 443,853	$ 444,853

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Three months Ended
	March 31,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$226,290	$54,905

Investing activities:
Capital expenditures	(19,404)	(53,636)
Prepaid acquisition fees	776	682
Net proceeds from sale of computer equipment	79,044	201,361
Equipment acquisition fees paid to General Partner	(776)	(11,982)
Net cash provided by investing activities	59,640	136,425

Financing activities:
Distributions to partners	(370,569)	(374,311)
Other receivable, Commonwealth Capital Corp.	-	66,767
Debt Placement fee paid to the General Partner	-	(2,459)
Net cash (used in) financing activities	(370,569)	(310,003)

Net decrease in cash and cash equivalents	(84,639)	(118,673)
Cash and cash equivalents, beginning of period	91,908	185,564
Cash and cash equivalents, end of period	$7,269	$66,891

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships it controls based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2012.

The Partnership had a negative working capital balance at March 31, 2008.  This was primarily attributable to liabilities owed to affiliates of the Partnership. The General Partner will continue to reassess the funding of LP distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements".   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 ("FAS 157-1"), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 ("FAS 157-2"), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.   Adoption of this pronouncement did not impact the financial statements of the Partnership at March 31, 2008.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment had occurred during the three months ended March 31, 2008 and 2007.

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

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2008 and 2007, remarketing fees were incurred in the amounts of $7,000 and $4,500, respectively. For the three months ended March 31, 2008 and 2007, remarketing fees were paid in the amounts of $9,000 and $2,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2008 and December 31, 2007 was $1,133,000 and $1,128,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2008 and December 31, 2007 was $3,895,000 and $3,886,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2008 and December 31, 2007 was $232,000 and $265,000, respectively.  The total outstanding debt at March 31, 2008 and December 31, 2007 was $658,000 and $751,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2008:

Amount
Nine Months ended December 31, 2008	$474,742
Year Ended December 31, 2009	295,722
Year Ended December 31, 2010	34,114
Year Ended December 31, 2011	720
$805,298

4. Related Party Transactions

Receivables/Payables

As of March 31, 2008, the Partnership’s related party payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the three months ended March 31, 2008 and 2007, the Partnership recorded approximately $518,000 and $114,000 for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the three months ended March 31, 2008 and 2007, equipment acquisition fees of approximately $800 and $12,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no debt placement fees earned by the General Partner for the three months ended March 31, 2008.  For the three months ended March 31, 2007 debt placement fees of approximately $2,500 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the three months ended March 31, 2008 and 2007, equipment management fees of approximately $15,000 and $34,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the three months ended March 31, 2008 and 2007, equipment liquidation fees of approximately $2,500 and $8,000 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2008	December 31, 2007

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, with final payment due in January through September 2008.	$29,316	$81,043

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	276,800	318,634
	$306,116	$399,677

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2008 are as follows:

Amount
Nine months ended December 31, 2008	$149,509
Year ended December 31, 2009	156,607
$306,116

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2008	2007
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$93,561	$329,624

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2008	2007
Debt assumed in connection with purchase of computer equipment	$-	$246,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$776	$680

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

REVENUE RECOGNITION

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment had occurred during the three months ended March 31, 2008 or 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the three months ended March 31, 2008 was from operating activities of approximately $226,000.  The Partnership’s primary source of capital for the three months ended March 31, 2007 was net proceeds received from sale of equipment of approximately $201,000.  The primary uses of cash for the three months ended March 31, 2008 and 2007 were for capital expenditures for new equipment of $19,000 and $54,000, respectively, and the payment of distributions to partners of approximately $370,000 and $374,000.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain, and may be impacted by the status or outcome of the Allserve bankruptcy. See “Legal Proceedings” in Part II, Item I. Any acquisition of equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

For the three months ended March 31, 2008, the Partnership generated cash flows from operating activities of approximately $226,000, which includes a net loss of approximately $54,000, a gain on sale of equipment of approximately $5,000, and depreciation and amortization expenses of approximately $229,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $94,000.

For the three months ended March 31, 2007, the Partnership generated cash flows from operating activities of approximately $55,000, which includes a net loss of approximately $154,000, a loss on sale of equipment of approximately $136,000, and depreciation and amortization expenses of approximately $549,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $330,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $475,000 for the balance of the year ending December 31, 2008 and approximately $331,000 thereafter.  At March 31, 2008, the outstanding debt was approximately $306,000, with interest rates ranging from 4.65% to 6.25%, and will be payable through October 2009.

The Partnership had a negative working capital balance at March 31, 2008.  This was primarily attributable to liabilities owed to affiliates of the Partnership.  In an effort to increase cash flow for the Fund, the General Partner and CCC have helped finance distributions to Limited Partners and have forgiven certain fees owed to the General Partner.  Limited Partners’ distributions for the first quarter of 2008 were partially funded from CCC.  The General Partner will continue to reassess the funding of LP distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to Three Months March 31, 2007

For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $299,000, and expenses of approximately $354,000, resulting in net loss of approximately $55,000.  For the three months ended March 31, 2007, the Partnership recognized income of approximately $692,000, and expenses of approximately $846,000, resulting in net loss of approximately $154,000.

Lease income decreased by 57% to $293,000 for the three months ended March 31, 2008, from $677,000 for the three months ended March 31, 2007.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended March 31, 2008.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses decreased 8% to approximately $107,000 for the three months ended March 31, 2008, from $117,000 for the three months ended March 31, 2007. This decrease is primarily attributable to a decrease in legal fees of approximately $6,000 and a decrease in shipping fees of approximately $4,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was approximately $15,000 and $34,000 for the three months ended March 31, 2008 and 2007, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 58% to approximately $229,000 for the three months ended March 31, 2008, from $549,000 for the three months ended March 31, 2007 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $74,000 for the three months ended March 31, 2008, for a net gain of approximately $5,000.  The Partnership sold computer equipment with a net book value of approximately $337,000 for the three months ended March 31, 2007, for a net loss of approximately $136,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2008 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

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

As of December 31, 2007, the Allserve equipment had a net book value of zero. The Partnership has not experienced any significant changes related to this matter during the first quarter of 2008, and does not anticipate any further significant impact to the Partnership’s financials statements unless, and until, the equipment can be sold.

Item 1A.          Risk Factors

N/A

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2008	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer