Form 10-Q
period 2008-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2008-08-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

FORM 10-Q
June 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$230,653	$91,908
Lease income receivable, net of reserves of $308,587 and $311,137 as of June 30, 2008 and December 31, 2007	149,360	117,122
Accounts receivable – affiliated limited partnerships	-	25,256
Refundable deposits	1,130	1,130
Prepaid expenses	2,528	115
	383,671	235,531

Computer equipment, at cost	6,067,921	7,435,278
Accumulated depreciation	(5,003,901)	(5,864,450)
	1,064,020	1,570,828

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $63,358 and $89,959, at June 30, 2008 and December 31, 2007	31,668	45,575
Prepaid acquisition fees, General Partner	61,925	63,241
	93,593	108,816

Total Assets	$1,541,284	$1,915,175

Liabilities and Partners’ Capital

Liabilities
Accounts payable	$74,200	$29,954
Accounts payable, Other Limited Partnerships	375	-
Accounts payable, General Partner	231,801	164,602
Accounts payable, Commonwealth Capital Corp.	559,692	33,860
Accounts payable, Investor Distributions	370,569	370,569
Unearned lease income	17,522	47,002
Notes payable	264,407	399,677
Total Liabilities	1,518,566	1,045,664

Partners' Capital
General partner	1,000	1,000
Limited partners	21,718	868,511
Total Partners' Capital	22,718	869,511

Total Liabilities and Partners' Capital	$1,541,284	$1,915,175

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue
Lease	$248,140	$471,032	$540,832	$1,147,732
Interest and other	4,953	4,651	6,563	19,757
Total revenue	253,093	475,683	547,395	1,167,489

Expenses
Operating, excluding depreciation	155,526	135,643	262,435	252,178
Equipment management fee - General Partner	-	-	14,720	33,835
Interest	4,510	9,906	10,103	20,406
Depreciation	171,140	529,757	390,884	1,055,647
Amortization of equipment acquisition costs and deferred expenses	7,664	21,006	16,827	44,339
Bad debt expense	-	3,631	(2,550)	3,631
Loss on sale of computer equipment	19,307	16,634	14,119	152,370
Total expenses	358,147	716,577	706,538	1,562,406

Net (loss)	$(105,054)	$(240,894)	$(159,143)	$(394,917)

Net (loss) allocated to limited partners	$(105,054)	$(244,637)	$(159,143)	$(402,404)

Net (loss) per equivalent limited partnership unit	$(0.14)	$(0.33)	$(0.21)	$(0.54)

Weighted average number of equivalent limited partnership units outstanding during the period	749,000	749,000	749,000	749,000

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Find IV
Condensed Statements of Partners’ Capital
For the Six Months ended June 30, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partner	Total
Balance – January 1, 2008	50	749,400	$1,000	$868,511	$869,511
Net income (loss)	-	-	-	(159,143)	(159,143)
Forgiveness of fees	-	-	-	52,053	52,053
Distributions	-	-	-	(739,703)	(739,703)
Balance – June 30, 2008	50	749,400	$1,000	$21,718	$22,718

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$750,088	$659,138

Investing activities:
Capital expenditures	(37,823)	(206,223)
Prepaid acquisition fees	1,316	1,988
Net proceeds from sale of computer equipment	167,789	250,042
Equipment acquisition fees paid to General Partner	(2,640)	(13,289)
Net cash provided by investing activities	128,642	32,518

Financing activities:
Distributions to partners	(739,703)	(748,623)
Other receivable, Commonwealth Capital Corp.	-	36,474
Debt placement fee paid to the General Partner	(282)	(2,459)
Net cash (used in) financing activities	(739,985)	(714,608)

Net increase (decrease) in cash and cash equivalents	138,745	(22,952)
Cash and cash equivalents, beginning of period	91,908	185,564
Cash and cash equivalents, end of period	$230,653	$162,612

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships it controls based on certain risk factors.

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

The Partnership had a negative working capital balance at June 30, 2008.  This was primarily attributable to distributions payable to investors and liabilities owed to affiliates of the Partnership. The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Audit Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.  As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at June 30, 2008

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the three or six months ended June 30, 2008. Impairment charges of approximately $67,000 were recorded to reflect the assets at their current estimated net realizable value for the three month period ended June 30, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Forgiveness of Related Party Payables

In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner’s capital transactions.

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

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2008 and 2007, remarketing fees were incurred in the amounts of $50,000 and $21,000, respectively. For the six months ended June 30, 2008 remarketing fees were paid in the amount of $9,000.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2008 and December 31, 2007 was $1,166,000 and $1,128,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2008 and December 31, 2007 was $5,550,000 and $3,886,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2008 and December 31, 2007 was $224,000 and $265,000, respectively.  The total shared outstanding debt at June 30, 2008 and December 31, 2007 was $1,853,000 and $751,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2008:

Amount
Six Months ended December 31, 2008	$342,519
Year Ended December 31, 2009	330,515
Year Ended December 31, 2010	49,125
Year Ended December 31, 2011	5,139
$727,298

4. Related Party Transactions

Forgiveness of Related Party fess

During the three months ended June 30, 2008, CCC and the General Partner forgave fees owed to them by the Partnership in the amount of $52,000.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the six months ended June 30, 2008 and 2007, the Partnership recorded approximately $629,000 and $198,000, respectively, for reimbursement of expenses to the General Partner. This increase is primarily attributable to monies owed to CCC in the amount of approximately $400,000 for distributions funded during the first three months of 2008.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2008 and 2007, equipment acquisition fees of approximately $3,000 and $13,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the six months ended June 30, 2008 and 2007 debt placement fees of approximately $300 and $2,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2008, equipment management fees of approximately $27,000 were earned by the General Partner. Of this amount, approximately $12,000 was waived by the General Partner in order to assist in the operating results of the Partnership.  For the six months ended June 30, 2007, equipment management fees of approximately $57,000 were earned by the General Partner. Of this amount, approximately $24,000 was waived by the General Partner for the six months ended June 30, 2007 in order to assist in the operating results of the Partnership

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2008 and 2007, equipment liquidation fees of approximately $5,000 and $10,000 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2008	December 31, 2007

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, with final payment due in January through September 2008.	$4,292	$81,043

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	234,343	318,634

Installment note payable to banks; interest rate of 5.75%, due in monthly installments of $2,528, including interest, with final payment due January 2011.	25,772	-
	$264,407	$399,677

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2008 are as follows:

Amount
Six months ended December 31, 2008	$95,686
Year ended December 31, 2009	156,607
Year ended December 31, 2010	9,622
Year ended December 31, 2011	2,492
$264,407

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2008	2007
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$163,430	$513,045

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2008	2007
Forgiveness of related party payables recorded as a capital contribution	$52,053	$-
Debt assumed in connection with purchase of computer equipment	$28,165	$245,921
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$1,316	$1,988

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

REVENUE RECOGNITION

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the three months ended June 30, 2008. The Partnership recorded impairment charges of approximately $67,000 to reflect the assets at their current estimated net realizable value for the period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the six months ended June 30, 2008 and 2007 was from net proceeds received from sale of equipment of approximately $168,000 and $250,000, respectively.  The primary uses of cash for the six months ended June 30, 2008 and 2007 were for capital expenditures for new equipment of approximately $38,000 and $206,000, respectively, and the payment of distributions to partners of approximately $740,000 and $749,000, respectively.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain due to the nature of ongoing investor distributions and operating expenses.

For the six months ended June 30, 2008, the Partnership generated cash flows from operating activities of approximately $750,000, which includes a net loss of approximately $159,000, a loss on sale of equipment of approximately $15,000, payables to CCC of $560,000 and depreciation and amortization expenses of approximately $408,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $163,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $342,000 for the balance of the year ending December 31, 2008 and approximately $385,000 thereafter.  At June 30, 2008, the outstanding debt was approximately $264,000, with interest rates ranging from 4.65% to 6.25%, and will be payable through January 2011.

The Partnership had a negative working capital balance at June 30, 2008.  This was primarily attributable to distributions payable to investors and liabilities owed to affiliates of the Partnership.  In an effort to increase cash flow for the Fund, the General Partner and CCC have helped finance distributions to Limited Partners and have forgiven certain fees owed to the General Partner.  Limited Partners’ distributions for the first quarter of 2008 were partially funded from CCC.  The General Partner will continue to reassess the funding of LP distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared to Three Months June 30, 2007

For the three months ended June 30, 2008, the Partnership recognized revenues of approximately $253,000, and expenses of approximately $358,000, resulting in net loss of approximately $105,000.  For the three months ended June 30, 2007, the Partnership recognized revenues of approximately $476,000, and expenses of approximately $717,000, resulting in net loss of approximately $241,000.

Lease income decreased by 47% to $248,000 for the three months ended June 30, 2008, from $471,000 for the three months ended June 30, 2007.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended June 30, 2008.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 68% to approximately $179,000 for the three months ended June 30, 2007, from $551,000 for the three months ended June 30, 2007 due to equipment and acquisition fees being fully depreciated  and amortized, as applicable,  and not being offset by as many new equipment purchases.
Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 15% to approximately $156,000 for the three months ended June 30, 2008, from $136,000 for the three months ended June 30, 2007.   This increase is primarily attributable to an increase in other limited partner expenses and remarketing fees totaling approximately $32,000. This increase was partially offset by decreases in partnership taxes, other insurance and printing fees totaling approximately $12,000 for the three months ended June 30, 2008.
The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. This fee was approximately $12,000 and $24,000 for the three months ended June 30, 2008 and 2007, respectively, and was waived by the general partner for both periods, in an effort to assist in the operating results of the Partnership.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, the Partnership recognized income of approximately $547,000, and expenses of approximately $706,000, resulting in a net loss of approximately $159,000.  For the six months ended June 30, 2007, the Partnership recognized income of approximately $1,167,000, and expenses of approximately $1,562,000, resulting in a net loss of approximately $395,000.

Lease income decreased by 53% to $541,000 for the six months ended June 30, 2008, from $1,148,000 for the six months ended June 30, 2007, primarily due to fewer lease agreements being entered into since the six months ended June 30, 2007.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 63% to approximately $408,000 for the six months ended June 30, 2008, from $1,100,000 for the six months ended June 30, 2007 due to specific equipment and acquisition fees being fully depreciated and amortized, as applicable. The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment existed for the period ending June 30, 2008.  For the period ending June 30, 2007 the Partnership recorded impairment charges of approximately $67,000 to reflect the assets at their current estimated net realizable value
Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased 4% to approximately $262,000 for the six months ended June 30, 2008, from $252,000 for the six months ended June 30, 2007, primarily due to an increase in other limited partner and remarketing fees totaling approximately $52,000. This increase was partially offset by decreases in accounting and shipping fees and partnership taxes totaling approximately $42,000 for the six months ended June 30, 2008.

The equipment management fee decreased 56% to approximately $15,000 for the six months ended June 30, 2008, from $34,000 for the six months ended June 30, 2007.  This decrease is primarily attributable to the suspension of the equipment management fees for the three months ended June 30, 2008 and is consistent with the decrease in lease income.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.

The Partnership sold computer equipment with a net book value of approximately $182,000 for the six months ended June 30, 2008, for a net loss of approximately $14,000.  The Partnership sold computer equipment with a net book value of approximately $402,000 for the six months ended June 30, 2007, for a net loss of approximately $152,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2008 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

Item 1.                                Legal Proceedings

 In the 4th quarter of 2005, CCC identified payment problems with Allserve Systems Corp. (“Allserve”), one of the Partnership’s lessees. The bank had returned a number of Allserve’s checks issued in October 2005.  The Partnership immediately began communication with the lessee, only to ultimately find that they filed for protection under Chapter 11 of the United States Bankruptcy Code on November 18, 2005.  The General Partner responded to the Bankruptcy petition promptly and assertively.  Counsel was retained for the Partnership.  All litigation meetings and equipment inspections were attended by the General Partner, for purpose of identifying and tagging all assets belonging to the Partnership. The Partnership owns either all or portions of 5 equipment leases with Allserve, with original purchase prices of approximately $2,789,000. The Allserve equipment leases were purchased by the Partnership between December 2003 and December 2004.

On January 12, 2006, the trustee filed a petition before the court asking for the bankruptcy petition to be changed to a Chapter 7 Liquidation, due to Allerve’s inability to pay its ongoing bills and the trustee’s belief that Allserve was not being honest in its dealings with the Trustee.  The Judge granted this request.

An official Creditors’ Committee was organized by the Trustee in February 2006.  An officer of CCC is a member of the Creditors’ Committee.  Other creditors affected and represented on the creditors committee include IBM Credit LLC, DB Zwirn and Universal Equipment Leasing.  A forensic accounting firm was retained by the Creditors’ Committee to investigate transfers of significant quantities of cash from Allserve accounts, prior to its Bankruptcy petition.  On March 16, 2006, the Trustee granted stay relief to allow the Partnership and other creditors to take possession of their assets.  As of March 23, 2006, the Partnership had recovered all of its equipment which was subject to leases with Allserve.  The equipment was relocated to an asset management location in New Jersey, where it was audited and tested, as well as evaluated for sale or re-lease.

In January 2007, executive management of CCC met with a nationally known leasing company that has been in business for over 25 years. This company has helped other Allserve creditors sell and/or re-lease recovered equipment and they are currently doing an analysis of the best possible way to bring the Allserve equipment to market. As there is a great deal of this equipment currently available, due to the size of the Allserve bankruptcy, this process has taken more time than usual.  Since August 14, 2007, the Partnership has been in the process of reviewing the audit reports prepared by Global Key, a third party who received and tested the equipment; and obtaining a list of parts required in order to bring the equipment up to specifications for sale.  It has been the intention of the Partnership to attempt to market the equipment in the third world market once this upgrade has taken place.  Further, the Partnership intends to offer the equipment “as is” both domestically and internationally while soliciting a buyer (or buyers) in order to maximize revenue.  Management of the Partnership anticipates this process to continue until the end of 2008.  In recognition of this, the Partnership recorded further impairment charges of approximately $79,000 as of December 31, 2007.  The Partnership recorded a reserve against all outstanding rentals in the amount of approximately $261,000 through December 31, 2006 and has recorded cumulative impairment charges against the equipment leased to Allserve of approximately $724,000 through December 31, 2007

Further, the Bankruptcy trustee filed a claim against several Allserve creditors in November 2007, alleging that regularly scheduled lease payments made by Allserve to such creditors are recoverable by the bankruptcy estate under various theories of preference and avoidance.  In the case of the Partnership, the complaint covers certain payments made between December 2003 and October 2005.  Management believes these claims are without merit and the Partnership’s motion to dismiss such claims is scheduled for hearing during the fourth quarter of 2008.

As of December 31, 2007, the Allserve equipment had a net book value of zero. The Partnership has not experienced any significant changes related to this matter during the first six months of 2008, and does not anticipate any further significant impact to the Partnership’s financials statements unless, and until, the equipment can be sold.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer