Form 10-Q
period 2008-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2008-11-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008            or

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

FORM 10-Q
September 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$5,225	$91,908
Lease income receivable, net of reserves of $308,587 and $311,137 as of September 30, 2008 and December 31, 2007	175,496	117,122
Accounts receivable – affiliated limited partnerships	2,805	25,256
Refundable deposits	1,130	1,130
Prepaid expenses	1,445	115
	186,101	235,531

Computer equipment, at cost	5,802,678	7,435,278
Accumulated depreciation	(4,791,674)	(5,864,450)
	1,011,004	1,570,828

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $70,143 and $89,959, at September 30, 2008 and December 31, 2007	26,663	45,575
Prepaid acquisition fees, General Partner	61,761	63,241
	88,424	108,816

Total Assets	$1,285,529	$1,915,175

Liabilities and Partners’ Capital

Liabilities
Accounts payable	$111,739	$29,954
Accounts payable, General Partner	260,100	164,602
Accounts payable, Commonwealth Capital Corp.	557,338	33,860
Accounts payable, Investor Distributions	2,374	370,569
Unearned lease income	46,709	47,002
Notes payable	298,945	399,677
Total Liabilities	1,277,205	1,045,664

Partners' Capital
General partner	1,000	1,000
Limited partners	7,324	868,511
Total Partners' Capital	8,324	869,511

Total Liabilities and Partners' Capital	$1,285,529	$1,915,175

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Lease	$229,129	$383,776	$769,961	$1,531,508
Interest and other	72,113	233	78,675	19,990
Gain on sale of computer equipment	18,404	-	4,284	-
Total revenue	319,646	384,009	852,920	1,551,498

Expenses
Operating, excluding depreciation	71,237	48,532	333,671	300,710
Equipment management fee - General Partner	-	-	14,720	33,835
Interest	3,944	9,599	14,047	30,005
Depreciation	135,242	387,966	526,125	1,443,613
Amortization of equipment acquisition costs and deferred expenses	8,332	13,984	25,159	58,323
Bad debt expense	-	17,650	(2,550)	21,281
Loss on sale of computer equipment	-	38,285	-	190,656
Total expenses	218,755	516,016	911,172	2,078,423

Net income (loss)	$100,891	$(132,007)	$(58,252)	$(526,925)

Net income (loss) allocated to limited partners	$100,891	$(135,750)	$(58,252)	$(538,154)

Net income (loss) per equivalent limited partnership unit	$0.13	$(0.18)	$(0.08)	$(0.72)

Weighted average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Find IV
Condensed Statements of Partners’ Capital
For the Nine Months ended September 30, 2008
(unaudited)

	Partner	Partner	General	Limited
	Units	Units	Partner	Partner	Total
Balance, January 1, 2008	50	749,400	$1,000	$868,511	$869,511
Net (loss)	-	-	-	(58,252)	(58,252)
Forgiveness of payables	-	-	-	122,053	122,053
Distributions	-	-	-	(924,988)	(924,988)
Balance, September 30, 2008	50	749,400	$1,000	$7,324	$8,324

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$687,827	$724,354

Investing activities:
Capital expenditures	(62,627)	(204,797)
Prepaid acquisition fees	1,480	6,729
Net proceeds from sale of computer equipment	217,872	275,903
Equipment acquisition fees paid to General Partner	(5,399)	(18,029)
Net cash provided by investing activities	151,326	59,806

Financing activities:
Distributions to partners	(924,988)	(1,122,935)
Other receivable, Commonwealth Capital Corp.	-	161,285
Debt placement fee paid to the General Partner	(848)	(2,459)
Net cash (used in) financing activities	(925,836)	(964,109)

Net (decrease) in cash and cash equivalents	(86,683)	(179,949)
Cash and cash equivalents, beginning of period	91,908	185,564
Cash and cash equivalents, end of period	$5,225	$5,615

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

The Partnership had a negative working capital balance at September 30, 2008.  This was primarily attributable to liabilities owed to affiliates of the Partnership. The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at September 30, 2008.  In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. The Partnership is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-3 on its financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the period ended September 30, 2008. Impairment charges of approximately $102,000 were recorded to reflect the assets at their current estimated net realizable value for the period ended September 30, 2007.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 15 to 37 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2008 and 2007, remarketing fees were incurred in the amounts of  approximately $72,000 and $86,000, respectively. For the nine months ended September 30, 2008 and 2007 remarketing fees were paid in the amount of  approximately $13,000 and $110,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2008 and December 31, 2007 was approximately $1,235,000 and $1,128,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2008 and December 31, 2007 was approximately $7,179,000 and $3,886,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2008 and December 31, 2007 was approximately $239,000 and $265,000, respectively.  The total shared outstanding debt associated with this equipment at September 30, 2008 and December 31, 2007 was approximately $2,934,000 and $751,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2008:

Amount
Three Months ended December 31, 2008	$236,114
Year Ended December 31, 2009	436,601
Year Ended December 31, 2010	70,858
Year Ended December 31, 2011	16,123
$759,696

4. Related Party Transactions

Forgiveness of Related Party payables

During the nine months ended September 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $122,000.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2008 and 2007, the Partnership recorded approximately $716,000 and $249,000, respectively, for reimbursement of expenses to the General Partner. This increase is primarily attributable to monies owed to CCC in the amount of approximately $400,000 for distributions funded during the first three months of 2008.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2008 and 2007, equipment acquisition fees of approximately $2,000 and $7,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the nine months ended September 30, 2008 and 2007 debt placement fees of approximately $800 and $2,400, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2008, equipment management fees of approximately $38,000 were earned by the General Partner. Of this amount, approximately $24,000 was waived by the General Partner.  For the nine months ended September 30, 2007, equipment management fees of approximately $76,000 were earned by the General Partner. Of this amount, approximately $43,000 was waived by the General Partner for the nine months ended September 30, 2007.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2008 and 2007, equipment liquidation fees of approximately $7,000 and $11,000 respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	September 30, 2008	December 31, 2007

Installment notes payable to banks; interest ranging from 4.65% to 6.06%, due in monthly installments ranging from $162 to $7,289 including interest, final payment was due in January through September 2008.	$-	$81,043

Installment notes payable to banks; interest ranging from 5.9% to 6.25%, due in monthly installments ranging from $1,901 to $73,654, including interest, with final payments from January through October 2009.	223,741	318,634

Installment notes payable to banks; interest rate of 5.75%, due in monthly installments ranging from $2,528 to $5,083, including interest, with final payments from January through April 2011.	75,204	-
	$298,945	$399,677

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2008 are as follows:

Amount
Three months ended December 31, 2008	$83,183
Year ended December 31, 2009	174,622
Year ended December 31, 2010	28,695
Year ended December 31, 2011	12,445
$298,945

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2008	2007

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$217,995	$687,038

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2008	2007

Forgiveness of related party payables recorded as a capital contribution	$122,053	$-

Debt assumed in connection with purchase of computer equipment	$117,265	$245,921

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$5,399	$18,029

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

REVENUE RECOGNITION

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the period ended September 30, 2008. Impairment charges of approximately $102,000 were recorded to reflect the assets at their current estimated net realizable value for the period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the nine months ended September 30, 2008 and 2007 was net proceeds received from the sale of equipment of approximately $218,000 and $276,000, respectively, and cash generated by operating activities in the amount of approximately $688,000 and $724,000, respectively.  The primary uses of cash for the nine months ended September 30, 2008 and 2007 were for capital expenditures for new equipment of approximately $63,000 and $205,000, respectively, and the payment of distributions to partners of approximately $925,000 and $1,123,000, respectively.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the nine months ended September 30, 2008, the Partnership generated cash flows from operating activities of approximately $688,000 which includes a net loss of approximately $58,000, a gain on sale of equipment of approximately $4,000, and depreciation and amortization expenses of approximately $551,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $218,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $236,000 for the balance of the year ending December 31, 2008 and approximately $524,000 thereafter.  At September 30, 2008, the outstanding debt was approximately $299,000, with interest rates ranging from 5.75% to 6.25%, and will be payable through April 2011.

The Partnership had a negative working capital balance at September 30, 2008.  This was primarily attributable to liabilities owed to affiliates of the Partnership.  In an effort to increase cash flow for the Fund, the General Partner and CCC have helped finance distributions to Limited partners and have forgiven certain fees owed to the General Partner.  Limited partners’ distributions for the first quarter of 2008 were partially funded from CCC.  The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2008 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to Three Months September 30, 2007

For the three months ended September 30, 2008, the Partnership recognized revenues of approximately $320,000 and expenses of approximately $219,000, resulting in net income of approximately $101,000.  For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $384,000, and expenses of approximately $516,000, resulting in net loss of approximately $132,000.

Lease income decreased by 40% to $229,000 for the three months ended September 30, 2008, from $384,000 for the three months ended September 30, 2007.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2008.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 64% to approximately $144,000 for the three months ended September 30, 2007, from $402,000 for the three months ended September 30, 2007 due to equipment and acquisition fees being fully depreciated  and amortized, as applicable,  and not being offset by as many new equipment purchases.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  Expenses that were allocated to the Partnership increased 47% to approximately $71,000 for the three months ended September 30, 2008, from approximately $49,000 for the three months ended September 30, 2007. This increase is primarily attributable to an increase in remarketing and legal fees and was partially offset by a decrease in other expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. This fee was approximately $11,000 and $19,000 for the three months ended September 30, 2008 and 2007, respectively, and was waived by the general partner for both periods, in an effort to assist in the operating results of the Partnership.

The Partnership sold computer equipment with a net book value of approximately $32,000 for the three months ended September 30, 2008, for a net gain of approximately $18,000.  The Partnership sold computer equipment with a net book value of approximately $64,000 for the three months ended September 30, 2007, for a net loss of approximately $32,000.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, the Partnership recognized revenues of approximately $853,000 and expenses of approximately $911,000, resulting in net loss of approximately $58,000.  For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $1,551,000, and expenses of approximately $2,078,000, resulting in net loss of approximately $527,000.

Lease income decreased by 50% to approximately $770,000 for the nine months ended September 30, 2008, from approximately $1,532,000 for the nine months ended September 30, 2007.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the nine months ended September 30, 2008.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 63% to approximately $551,000 for the nine months ended September 30, 2008, from approximately $1,502,000 for the nine months ended September 30, 2007 due to specific equipment and acquisition fees being fully depreciated and amortized, as applicable.

The Partnership determined that no impairment existed during the nine months ended September 30, 2008. Impairment charges of approximately $102,000 were recorded to reflect the assets at their current estimated net realizable value for the nine month period ended September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased 11% to approximately $334,000 for the nine months ended September 30, 2008, from approximately $301,000 for the nine months ended September 30, 2007, primarily due to an increase in remarketing, storage and other expenses.  This increase was partially offset by decreases in information technology, tax, accounting and equipment transportation expenses for the nine months ended September 30, 2008.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. This fee was approximately $39,000 and $76,000 for the nine months ended September 30, 2008 and 2007, respectively.  Of these amounts, the General Partner waived approximately $24,000 and $34,000 for the nine months ended September 30, 2008 and 2007, respectively in an effort to assist in the operating results of the Partnership.

The Partnership sold computer equipment with a net book value of approximately $214,000 for the nine months ended September 30, 2008, for a net gain of approximately $4,000.  The Partnership sold computer equipment with a net book value of approximately $467,000 for the nine months ended September 30, 2007, for a net loss of approximately $191,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2008 or subsequent to the date of the evaluation.

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

As of December 31, 2007, the Allserve equipment had a net book value of zero. The Partnership has not experienced any significant changes related to this matter during the first nine months of 2008, and does not anticipate any further significant impact to the Partnership’s financials statements unless, and until, the equipment can be sold.

Item 1A.	Risk Factors
N/A.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer