Form 10-K
period 2008-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2009-03-31
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 or

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
DECEMBER 31, 2008

TABLE OF CONTENTS

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

As of December 31, 2008, all equipment purchased by the Partnership is subject to an operating lease or an operating lease was already entered into with a third party when the Partnership acquired an item of equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2008, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2008, the Partnership has acquired a diversified equipment portfolio, which it has leased to 22 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2008 are as follows:

Equipment Type	Approximate %
Servers	22%
Workstations	18%
Datacom	8%
Printers	7%
Tape libraries	1%
Storage	5%
Audio visual	5%
Telecom	34%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  The equipment may also be leased pursuant to full payout net leases.  Full payout net leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject equipment.  It is anticipated that the Partnership will enter into few, if any, full payout net leases.  The General Partner may also enter into conditional sales contracts for equipment.  A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.   As of December 31, 2008, the Partnership has not entered into any full payout net leases or conditional sales contracts for equipment and does not presently intend to do so.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2008, all leases that have been entered into are “triple net leases”.

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

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2008, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2008, the aggregate nonrecourse debt outstanding of approximately $295,000 was 5.0% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2008, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2008, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2008, the Partnership has no such debt.

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

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Microsystems and Cisco.  Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time.  Significant action in any of these areas by these firms might materially adversely affect the partnership’s business or that of the other manufacturers with whom the General Partner might negotiate purchase and other agreements.  Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

Through March 10, 2009, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	MFG	EQ Category Descripton	List Price	Purchase Price	Monthly Payment	Lease Term in Months
Alliant Techsystems	Dell	Graphic Workstations	$64,694.97	$39,593.32	$1,082.99	36
Alliant Techsystems	Dell	Laptops	$8,164.31	$5,599.47	$278.33	12
Alliant Techsystems	Dell	Laptops	$21,581.55	$22,013.19	$1,094.18	15
Alliant Techsystems	Dell	Laptops	$6,891.77	$5,764.28	$859.56	15
Alliant Techsystems	Dell	Desktops - Tier 1	$46,821.77	$39,161.73	$5,839.70	15
Alliant Techsystems	Konica	Standard Office Printers	$50,661.57	$31,004.94	$848.08	36
Alliant Techsystems	KonicaMinolta	Multifunction Printers	$39,364.00	$30,113.46	$823.69	36
Allserve Systems (A)	Nortel	Telecom	$643,385.00	$418,200.00	$12,423.00	36
Allserve Systems (A)	Nortel	Telecom	$1,114,155.00	$724,200.00	$21,513.00	36
Allserve Systems (A)	Motorola	Telecom	$643,385.00	$418,200.00	$12,423.00	36
Allserve Systems (A)	Nortel	Telecom	$1,114,153.00	$724,200.00	$21,513.00	36
Allserve Systems (A)	Nortel	Telecom	$548,778.00	$503,778.00	$14,965.17	36
Allstate Insurance Company	Sun	High End Sun Servers	$9,191.08	$5,680.09	$167.04	31
America Online	Sun	Small Sun Servers	$57,284.94	$44,991.59	$1,198.90	36
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$1,922.33	$1,764.70	$50.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,292.39	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,292.39	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,162.63	$1,764.70	$50.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,292.39	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,292.39	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,292.39	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$20,337.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$1,922.33	$1,764.70	$50.00	35
Charleston Area Medical Center	Konica Minolta	Multifunction Printers	$4,479.05	$4,111.77	$116.50	35
Charleston Area Medical Center	Canon	Multifunction Printers	$6,497.50	$5,964.71	$169.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,037.68	$1,870.59	$53.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$5,497.89	$5,047.06	$143.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$2,465.40	$2,011.77	$57.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$5,497.89	$5,047.06	$143.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$1,922.33	$1,764.70	$50.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$4,575.17	$4,200.00	$119.00	35
Columbia University	HP	Small HP/Compaq Servers	$29,857.14	$17,054.40	$445.31	36
Convergys	Sun	Small Sun Servers	$18,249.60	$14,268.89	$375.20	34
Daimler Chrysler	HP	Engineering Workstations	$100,466.54	$56,361.73	$1,478.67	36
Daimler Chrysler	Visara	Engineering Workstations	$120,833.33	$73,950.00	$1,900.95	36
Daimler Chrysler	HP	Engineering Workstations	$42,370.00	$25,930.44	$680.29	36
Daimler Chrysler	Visara	Desktops - Tier 2	$1,280,418.00	$831,621.61	$21,931.98	36
Daimler Chrysler	Visara	Datacom - Other	$510,350.00	$126,466.23	$3,335.24	36
Daimler Chrysler	Visara	Datacom - Other	$550.00	$357,508.73	$9,428.42	36
Daimler Chrysler	Visara	Datacom - Other	$106,125.00	$68,981.58	$1,819.22	36
Daimler Chrysler	Mplus	Standard Office Printers	$4,598.00	$4,220.99	$170.91	24
Daimler Chrysler	Intermec	Standard Office Printers	$5,245.00	$4,814.98	$194.96	24
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$25,756.71	$18,390.29	$479.68	36
GE Aviation	Itronix	Laptops	$2,922.92	$1,937.90	$50.55	35
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$21,115.29	$15,076.31	$393.24	36
GE Aviation	Itronix	Laptops	$14,076.86	$10,050.88	$262.16	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$31,197.14	$22,274.76	$581.00	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
GE Aviation	Itronix	Laptops	$7,038.43	$5,025.44	$131.08	36
Geico	HP	Small HP/Compaq Servers	$426,098.35	$282,503.21	$7,365.41	36
Geico	HP	Small HP/Compaq Servers	$42,137.05	$33,090.20	$842.82	36
Geico	IBM	Small IBM Servers	$342,637.00	$179,389.31	$5,024.08	33
Geico	HP	Midrange HP Servers	$73,925.61	$50,520.76	$1,315.53	36
Geico	HP	Blade Servers: All MFG	$93,521.25	$64,866.35	$1,694.58	36
Geico	Panasonic	Laptops	$137,250.00	$60,479.69	$2,132.91	24
Geico	Dell	Desktops - Tier 1	$7,525.00	$3,629.27	$117.39	27
Geico	HP	Datacom - Cisco	$91,839.08	$52,135.24	$1,449.22	33
Geico	HP	Digital Storage	$70,727.49	$40,626.72	$1,225.05	30
Geico	HP	Digital Storage	$153,773.13	$80,436.48	$2,429.61	30
Hertz	HP	High End HP Servers	$281,835.00	$186,855.32	$4,717.18	36
IST Management Services	KonicaMinolta	Multifunction Printers	$5,117.78	$4,698.12	$148.27	35
IST Management Services	Konica	Multifunction Printers	$5,071.67	$4,655.79	$146.93	35
IST Management Services	KonicaMinolta	Multifunction Printers	$8,057.78	$7,397.04	$233.44	35
IST Management Services	KonicaMinolta	Multifunction Printers	$2,987.22	$2,742.27	$86.55	35
IST Management Services	KonicaMinolta	Multifunction Printers	$2,018.89	$1,853.34	$58.49	35
IST Management Services	KonicaMinolta	Multifunction Printers	$8,701.11	$7,987.62	$252.08	35
IST Management Services	Fujitsu	Scanners	$11,467.89	$10,527.52	$328.73	35
JC Penney	HP	Small HP/Compaq Servers	$51,891.00	$38,870.99	$1,397.24	24
Kaiser Foundation	IBM	Digital Storage	$640,240.00	$143,012.98	$3,587.29	36
NBC Universal	Avid	Graphic Workstations	$4,278.71	$3,185.93	$107.24	24
NBC Universal	Avid	Digital Storage	$128,926.15	$85,478.04	$2,178.85	36
Northrop Grumman	CipherOptics	Datacom - Other	$9,295.48	$5,838.46	$152.30	36
Northrop Grumman	IBM	Digital Storage	$161,992.86	$57,831.45	$1,502.49	36
Principal Financial Group	NexPress	High Volume and Specialized Printers	$453,167.00	$375,061.15	$8,850.35	37
Qwest Communications International	Stratus	Misc High End Servers	$154,193.00	$104,128.16	$3,101.11	36
Raytheon	HP	Engineering Workstations	$84,075.00	$50,743.98	$1,333.72	36
Raytheon	HP	Engineering Workstations	$91,149.60	$56,824.02	$1,493.52	36
Raytheon	HP	Desktops - Tier 1	$56,196.00	$55,752.02	$1,615.47	31
Refco Group	Compaq	Small HP/Compaq Servers	$254,352.00	$165,328.75	$4,739.00	36
Refco Group	Compaq	Small HP/Compaq Servers	$303.00	$196,948.85	$5,751.00	36
Salesforce.com	SUN	Tape Libraries	$4,925.80	$4,371.16	$114.75	35
Thomson Consumer	Christie	Audio Visual	$666,440.00	$433,189.76	$11,486.25	36
Weight Watchers	Compaq	Small HP/Compaq Servers	$180,516.00	$165,713.28	$4,552.00	36
Weight Watchers	Adic	Tape Libraries	$120,774.00	$110,870.94	$3,125.00	36
Xerox	Dell	Dell Servers	$14,823.00	$11,376.38	$410.80	24
Xerox	NetApp	Digital Storage	$14,121.00	$9,738.76	$384.81	22

(A) – See discussion of Legal Proceedings at Item 3.

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing. The Partnership’s operating expenses decreased approximately $31,000 during 2008 and cash flow was sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees in 2008 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 91 employees as of December 31, 2008.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

The Allserve equipment leases were purchased by the Partnership between December 2003 and December 2004.   The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor’s total return on this equipment.  The Partnership received lease payments up through and including September 2005.  Therefore, the Partnership has recovered a portion of the equipment’s purchase price to date.  The Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $327,000 through December 31, 2008 and had recorded cumulative impairment charges against the equipment leased to Allserve of approximately $724,000 through December 31, 2007.

As of December 31, 2008, the Allserve equipment had a net book value of zero. The Partnership has not experienced any significant changes related to this matter during 2008, and does not anticipate any further significant impact to the Partnership’s financials statements unless, and until, the equipment can be sold.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2008, there were 593 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  At December 31, 2008, the General Partner had redeemed 550 Units.  This redemption occurred in 2005. Subsequently, no additional Limited Partners have requested redemption of their units.

EXEMPT TRANSFERS

The following seven categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

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

(6)
any transfer by a Limited Partner in one or more transactions during any 30-day period of units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership; and

(7)
transfer by one or more partners representing in the aggregate fifty percent (50%) or more of the total interests in partnership’s capital or profit in one transaction or a series of related transactions.

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

If the proceeds resulting from the sale of any equipment are reinvested in equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 35% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2008 and 2007:

Quarter Ended	2008	2007
March 31	$370,569	$370,568
June 30	369,134	370,569
September 30	185,285	370,569
December 31	185,284	471,476
	$1,110,272	$1,583,182

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

REVENUE RECOGNITION

Through December 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements. The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  For the year ended December 31, 2008 the Partnership determined that no impairment existed. The Partnership recorded charges of $172,000 for the year ended December 31, 2007, to record the assets at their estimated fair value.  Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

REIMBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while the Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership. In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. Adoption of FSP SFAS 157-3 did not impact the 2008 financial statements of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2008, the Partnership generated cash flow from operating activities of approximately $869,000 which includes net loss of approximately $63,000 and depreciation and amortization expenses of approximately $706,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $279,000.  For the year ended December 31, 2007, the Partnership generated cash flow from operating activities of approximately $1,271,000 which includes net loss of approximately $759,000 and depreciation and amortization expenses of approximately $1,896,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $822,000.

The Partnership’s primary source of cash for the year ended December 31, 2008 and was cash generated from operations of approximately $869,000, proceeds from the sale of computer equipment of approximately $234,000 and capital contributions of approximately $18,000.  The Partnership’s primary sources of cash for the year ended December 31, 2007 was cash generated from operations of approximately $1,271,000 and proceeds from the sale of computer equipment of approximately $297,000.

The primary uses of cash for the years ended December 31, 2008 and 2007 were for the payment of distributions to partners of approximately $1,110,000 and $1,595,000, respectively, acquisition fees of approximately $11,000 and $18,000 respectively, and for capital expenditures for new equipment of approximately $102,000 and $219,000, respectively. Additional funds may be utilized to purchase additional equipment during 2009 as available cash flow permits.  Actual amounts to be invested are not currently known, due primarily to the unknown impact that the Allserve litigation may have on the Partnership’s cash flow.

At December 31, 2008 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for amounts up to $250,000.  At December 31, 2008, the total cash balance was approximately $190,000 and did not exceed federally insured limits of $250,000.  At December 31, 2007 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for amounts up to $100,000.  At December 31, 2007, the total cash balance was approximately $123,000, which exceeded federally insured limits of $100,000 by approximately $23,000.  The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimize the Partnership’s operating expenses.  As of December 31, 2008, the Partnership had future minimum rentals on noncancellable operating leases of approximately $504,000 for the year ending 2009 and approximately $129,000 thereafter. The Partnership’s outstanding debt at December 31, 2008, was approximately $295,000, with interest rates ranging from 5.75% to 6.25% and will be payable through July 2011.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2008 and December 31, 2007 was approximately $1,323,000 and $1,128,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2008 and December 31, 2007 was approximately $9,888,000 and $3,886,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2008 and December 31, 2007 was approximately $251,000 and $265,000, respectively.  The total outstanding debt associated with this equipment at December 31, 2008 and December 31, 2007 was approximately $3,477,000 and $751,000, respectively.

The Partnership had a negative working capital balance at December 31, 2008.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund, the General Partner and CCC have helped finance distributions to Limited partners and have forgiven certain fees owed to the General Partner.  Limited partners’ distributions during 2008 were partially funded from CCC.  The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

During 2008 the Partnership’s operating expenses decreased approximately $31,000 due to enhanced operating efficiencies. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may also reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and 2007, the Partnership recognized revenue of approximately $1,088,000 and $1,873,000, respectively, and expenses of approximately $1,151,000 and $2,632,000 respectively, resulting in net loss of approximately $63,000 and $759,000 in 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, lease revenue decreased to approximately $1,007,000 from $1,853,000, respectively. This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during 2008.

For the years ended December 31, 2008 and 2007, the Partnership earned interest income of approximately $81,000 and $21,000 respectively. Interest income resulted from monies being invested in high yield checking and savings accounts pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

For the year ended December 31, 2008 the Partnership sold equipment with a net book value of approximately $233,000 for a net gain of approximately $100.  For the year ended December 31, 2007 the Partnership sold equipment with a net book value of approximately $492,000 for a net loss of approximately $194,000.

For the years ended December 31, 2008 and 2007, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The operating expenses totaled approximately $397,000 and $428,000, respectively. The decrease in 2008 was primarily attributable to a decrease in tax and accounting fees, insurance and office service fees.

The equipment management fee was approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  For the year ended December 31, 2008 the equipment management fee was approximately $50,000, of that amount, the General Partner chose to waive approximately $36,000.  For the year ended December 31, 2007 the equipment management fee was approximately $93,000, of that amount, the General Partner chose to waive approximately $59,000.

For the years ended December 31, 2008 and 2007, interest expense was approximately $18,000 and $37,000, respectively, as a result of leases with associated debt obligations purchased during the year.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees.  For the years ended December 31, 2008 and 2007 these expenses decreased from approximately $706,000 to approximately $1,895,000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  In 2008 and 2007, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  For the year ended December 31,  2008 the Partnership determined that no impairment existed. The Partnership recorded charges of $172,000 for the year ended December 31, 2007, to record the assets at their estimated fair value.  Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years

NET LOSS

For the years ended December 31, 2008 and 2007, net loss was approximately $63,000 and $759,000, respectively.  The changes in net loss were attributable to the changes in revenues and expenses, and the impairment of assets associated with Allserve, as discussed above.

ITEM 7.A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

NOT APPLICABLE.

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2008 and 2007, and the report thereon of Asher & Company, Ltd. are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2008, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund V, Commonwealth Income & Growth Fund VI, and Commonwealth Income & Growth Fund VII.  The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford PA 19317 and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC,
CCSC, & CIGF, Inc

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and
President of CCC and CIGF, Inc.

William Pieranunzi III	President of CCSC, Director of CCC and CCSC, and Senior Vice President
Of CCC

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, and Director of CCC,
CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC,
Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC,
CCSC & CIGF, Inc

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF Inc.

Joseph Neill	Vice President and Broker Services Manager of CCC, CCSC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 49, joined Commonwealth in 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner). Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

                Henry J. Abbott, age 58, joined Commonwealth in 1998 as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc., as Executive Vice President of CCSC, and as a Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the National Association of Equipment Leasing Brokers and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

                William Pieranunzi III, age 51, joined Commonwealth in 2007 as President of CCSC, the broker/dealer affiliate.  Mr. Pieranunzi also serves as a Director of CCC and CCSC.  Mr. Pieranunzi is responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  Mr. Pieranunzi serves on the Disaster Recovery Committee and the Website committee.  Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Lynn Franceschina, age 37, joined Commonwealth in 2001 and serves as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer and Director of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, and the Institute of Management Accountants.

                Jay Dugan, age 60, joined Commonwealth in 2002 and serves as Chief Technology Officer of the parent and its affiliates. Mr. Dugan is also Executive Vice President of CCC and Senior Vice President of CIGF, Inc.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

                Peter Daley, age 70, joined Commonwealth in 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

                Mark Hershenson, age 43, joined Commonwealth in 2002 and serves as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

                James Pruett, age 43, joined Commonwealth in 2002 and serves as Senior Vice President and Compliance Officer of the parent and its affiliates, and is Secretary to the parent’s board of directors.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

                Richard G. Devlin, age 37, joined Commonwealth in October 2006 and serves as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee.

                David W. Riggleman, age 46, joined Commonwealth in 2007 and serves as Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

                Edmond J. Enderle, age 62, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

Donnamarie D. Abbott, age 50, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

                Lisa Renshaw, age 52, joined Commonwealth in 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992);  PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

                Joseph W. Neill, age 61, joined Commonwealth in January 2006 and now serves as our Broker Services Manager. Joe is responsible for the management of all custodial relationships, broker services in the area of product education and production goals, wholesaler scheduling/support and the internal sales staff. Prior to Commonwealth, he served as a Regional Vice President from 1995 until 2003 with State Street Research, after which he spent approximately one year in retirement. Mr. Neill then served as an insurance consultant with Amerilife from July 2003 until July 2004. In July 2004 he joined Allstate Financial as an investment advisor, where he worked until January 2006. He also has a broad and diverse background in investment and insurance company operations after serving more than 30 years in that area. Mr. Neill attended Temple University and holds a science degree. He is a military veteran who received a Bronze Star

The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

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

		AMOUNT	AMOUNT
ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2008	DURING 2007

The General Partner
Equipment Acquisition Fee. An equipment acquisition fee of four percent of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the offering with respect to the equipment purchased by the Partnership with the net proceeds of the offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  Of this amount, approximately $2,000 and $7,000 has been earned by the General Partner relating to equipment acquired in 2008 and 2007, respectively. The remaining balance of approximately $61,000 will be earned with acquisitions in future periods.

		$11,000	$19,000
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

		$720,000	$341,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$ 1,700	$2,000
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
For the year ended December 31, 2008 the equipment management fee was approximately $50,000, of that amount, the General Partner chose to waive approximately $36,000.  For the year ended December 31, 2007 the equipment management fee was approximately $93,000, of that amount, the General Partner chose to waive approximately $59,000.

		$50,000	$93,000
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

		$8,000	$12,000
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$---	$12,000

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $40,000 and $79,000 respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were approximately $9,000 and $0, respectively.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors if the General Partner, or paid by the Partnership during 2008, besides fees related to audit or tax compliance.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ONFORM 10-K

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2009 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
By: COMMONWEALTH INCOME & GROWTH FUND,INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income& Growth Fund IV

Financial Statements
Years ended December 31, 2008 and 2007

Commonwealth Income& Growth Fund IV

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, Partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2008. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2009

Commonwealth Income& Growth Fund IV

Balance Sheets

December 31,	2008	2007

Assets
Cash	$952	$91,908
Lease income receivable, net of reserve of $326,547 and $311,137 at December 31, 2008 and 2007	194,452	117,122
Accounts receivable, affiliated limited partnerships	4,826	25,256
Refundable deposits	1,130	1,131
Prepaid expenses	421	115
	201,781	235,532

Computer equipment, at cost	5,636,397	7,435,278
Accumulated depreciation	(4,696,535)	(5,864,450)
	939,862	1,570,828

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of $51,128 and $89,959, at
December 31, 2008 and 2007, respectively	25,948	45,575
Prepaid acquisition fees, General Partner	60,811	63,241
	86,759	108,816

Total assets	$1,228,402	$1,915,175

Liabilities and Partners' Capital
Liabilities
Accounts payable	$138,763	$29,954
Accounts payable, General Partner	291,603	164,602
Accounts payable, Commonwealth Capital Corp.	618,684	33,860
Accounts payable, Investor Distributions	-	370,569
Unearned lease income	48,485	47,002
Notes payable	294,636	399,677
Total liabilities	1,392,171	1,045,664

Partners' capital
General Partner	1,000	1,000
Limited Partners	(164,769)	868,511
Total partners' capital	(163,769)	869,511

Total liabilities and partners' capital	$1,228,402	$1,915,175

see accompanying notes to financial statements

Commonwealth Income& Growth Fund IV

Statements of Operations

Years ended December 31,	2008	2007

Revenue
Lease	$1,007,188	$1,852,563
Interest and other	80,813	20,655
Gain on sale of computer equipment	81	-

Total revenue	1,088,082	1,873,218

Expenses
Operating, excluding depreciation	397,270	427,766
Equipment management fee, General Partner	14,635	33,835
Interest	17,762	37,380
Depreciation	673,707	1,824,653
Amortization of equipment acquisition costs and deferred expenses	32,411	70,795
Bad Debt Expense	15,410	43,831
Loss on sale of computer equipment	-	194,172

Total expenses	1,151,195	2,632,432

Net (loss)	$(63,113)	$(759,214)

Net (loss) allocated to limited partners	$(63,113)	$(771,462)

Net (loss) per equivalent limited partnership unit	$(0.08)	$(1.03)

Weighted average number of equivalent
limited partnership units outstanding during
the year	749,400	749,400

see accompanying notes to financial statements

Commonwealth Income& Growth Fund IV

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2007	50	749,400	$1,000	$3,223,155	$3,224,155
Net income (loss)	-	-	12,248	(771,462)	(759,214)
Distributions	-	-	(12,248)	(1,583,182)	(1,595,430)

Balance, December 31, 2007	50	749,400	$1,000	$868,511	$869,511
Net income (loss)	-	-	-	(63,113)	(63,113)
Forgiveness, fees	-	-	-	52,053	52,053
Forgiveness, expenses	-	-	-	70,000	70,000
Contributions- CCC	-	-	-	18,052	18,052
Distributions	-	-	-	(1,110,272)	(1,110,272)

Balance, December 31, 2008	50	749,400	$1,000	$(164,769)	$(163,769)

see accompanying notes to financial statements

Commonwealth Income& Growth Fund IV

Statements of Cash Flows

Years ended December 31,	2008	2007

Cash flows from operating activities
Net (loss)	$(63,113)	$(759,214)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	706,118	1,895,448
(Gain) loss on sale of computer equipment	(81)	194,172
bad debt expense	15,410	28,550
Other noncash activities included in
determination of net loss	(279,083)	(821,702)
Changes in assets and liabilities
(Increase) decrease in assets
Lease income receivable	(92,740)	295,451
Accounts receivable, General Partner	2,075
Accounts receivable, affiliated limited partnerships	20,129	1,237
Prepaid expenses	(304)	3,648
(Increase) decrease in liabilities
Accounts payable	108,808	(73,579)
General Partner	246,981	106,235
Commonwealth Capital Corp.	573,697	33,860
affiliated limited partnerships	302	-
Other accrued expenses	(370,573)	370,569
Unearned lease income	1,482	(3,329)

Net cash provided by operating activities	869,108	1,271,346

Cash flows from investing activities
Capital expenditures	(102,111)	(218,742)
Prepaid acquisition fees	2,429	7,287
Net proceeds from sale of computer equipment	233,496	297,471
Equipment acquisition fees - General Partner	(11,046)	(18,587)

Net cash provided by investing activities	122,768	67,429

Cash flows from financing activities
Capital Contributions	18,052	-
Distributions to partners	(1,110,272)	(1,595,430)
Other receivable, Commonwealth Capital Corp.	11,128	165,459
Debt placement fee to the General Partner	(1,740)	(2,459)

Net cash used for financing activities	(1,082,832)	(1,432,430)

Net (decrease) in cash	(90,956)	(93,656)
Cash at beginning of year	91,908	185,564

Cash at end of year	$952	$91,908

see accompanying notes to financial statements

Commonwealth Income& Growth Fund IV

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2012.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2007 and 2006, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during 2008 and 2007 reflect an annual return of capital in the amount of approximately $1.48 and $2.13 respectively, per weighted average number of limited partnership units outstanding during the year.

The Partnership had a negative working capital balance at December 31, 2008.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund, the General Partner and CCC have helped finance distributions to Limited partners and have forgiven certain fees owed to the General Partner.  Limited partners’ distributions during 2008 were partially funded from CCC.  The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will waive certain fees if Management determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

2.  Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  For the year ended December 31, 2008 the Partnership determined that no impairment existed. The Partnership recorded charges of $172,000 for the year ended December 31, 2007, to record the assets at their estimated fair value.  Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash

At December 31, 2008 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for amounts up to $250,000.  At December 31, 2008, the total cash balance was approximately $190,000 and did not exceed federally insured limits of $250,000.  At December 31, 2007 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for amounts up to $100,000.  At December 31, 2007, the total cash balance was approximately $123,000, which exceeded federally insured limits of $100,000 by approximately $23,000.  The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while the Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership. In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. Adoption of FSP SFAS 157-3 did not impact the 2008 financial statements of the Partnership.

3.  Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.  Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  For the years ended December 31, 2008 and 2007, the Partnership paid $65,000 and $128,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2008 and December 31, 2007 was approximately $1,323,000 and $1,128,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2008 and December 31, 2007 was approximately $9,888,000 and $3,886,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2008 and December 31, 2007 was approximately $251,000 and $265,000, respectively.  The total outstanding debt associated with this equipment at December 31, 2008 and December 31, 2007 was approximately $3,477,000 and $751,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2008:

Year Ending December 31,	Amount

2009	$504,412
2010	95,906
2011	33,089
$633,407

4.  Significant Customers

Leases exceeding 10% of lease revenue at December 31:

Lessee	2008	2007

Lessee A	15%	13%
Lessee B	14%	0%
Lessee C	10%	0%
Total % of Lease Income	39%	13%

Lessees exceeding 10% of net accounts receivable at December 31:

Lessee	2008	2007

Lessee B	14%	0%
Lessee D	12%	46%
Lessee E	0%	13%
Lessee F	0%	12%
Lessee G	0%	11%
Total % of Accounts Receivable	26%	82%

5.  Related Party Transactions

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while the Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred. During 2008 and 2007, the Partnership recorded approximately $720,000 and $341,000 respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the offering with respect to the equipment purchased by the Partnership with the net proceeds of the offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  Of this amount, approximately $2,000 and $7,000 has been earned by the General Partner relating to equipment acquired in 2008 and 2007, respectively. The remaining balance of approximately $61,000 will be earned with acquisitions in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  During 2008 and 2007, the Partnership paid approximately $1,700 and $2,000, respectively, in debt placement fees to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  For the year ended December 31, 2008 the equipment management fee was approximately $50,000; of that amount, the General Partner chose to waive approximately $36,000.  For the year ended December 31, 2007 the equipment management fee was approximately $93,000, of that amount, the General Partner chose to waive approximately $59,000 as determined pursuant to section (ii) above.

Re-lease Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Re-lease”), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such re-lease.  There were no such fees paid to the General Partner in 2008 and 2007.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During 2008 and 2007, the General Partner earned equipment liquidation fees of approximately $8,000 and $12,000, respectively.

6.  Notes Payable

Notes payable consisted of the following:

December 31,	2008	2007

Installment notes payable to
banks; interest ranging from
4.65% to 6.06%, due in
monthly installments ranging
from $162 to $7,289, including
interest, with final payments
from January through September 2008.	$-	$81,042

Installment notes payable to
banks; interest ranging from
5.9% to 6.25%, due in
monthly installments ranging
from $1,901 to $73,654, including
interest, with final payments
from January through October 2009.	186,155	318,634

Installment notes payable to
banks; interest rate of
5.75%, due in
monthly installments ranging
from $2,528to $5,083including
interest, with final payments
from January through July 2011	108,481	-
	$294,636	$399,676

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2008 are as follows:

Year ending December 31,	Amount

2009	$227,393
2010	43,291
2011	23,952
$294,636

At December 31, 2008 and 2007, the estimated fair value of our debt approximates the carrying value of such instruments due to the interest rates on such debt approximating current market rates.

7.  Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Year ended December 31,	2008	2007

Lease income, net of interest expense on
notes payable realized as a result of direct
payment of principal by lessee to bank	$279,080	$821,702

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2008	2007

Forgiveness of related party payables recorded as a capital contribution	$122,053	$-

Debt assumed in connection with
purchase of computer equipment	$174,000	$246,000

Prepaid Acquisition fees earned by the General Partner	$2,429	$7,286

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

The Allserve equipment leases were purchased by the Partnership between December 2003 and December 2004.   The Partnership believes there is resale value for this equipment and will be pursuing resale and litigation options in an attempt to maximize investor’s total return on this equipment.  The Partnership received lease payments up through and including September 2005.  Therefore, the Partnership has recovered a portion of the equipment’s purchase price to date.  The Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $327,000 through December 31, 2008 and had recorded cumulative impairment charges against the equipment leased to Allserve of approximately $724,000 through December 31, 2007.

As of December 31, 2008, the Allserve equipment had a net book value of zero. The Partnership has not experienced any significant changes related to this matter during 2008, and does not anticipate any further significant impact to the Partnership’s financials statements unless and until the equipment can be sold.

9.  Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable income (Loss) on the Federal Partnership Return

Year ended December 31,	2008	2007

Net Loss for financial reporting purposes	$(63,113)	$(759,214)
Adjustments
Gain (Loss) on sale of computer equipment	(322,877)	(108,840)
Depreciation	(475,797)	451,163
Amortization	15,052	28,711
Unearned lease income	1,482	(3,330)
Other	17,598	32,234
Taxable loss on the Federal Partnership Return	$(827,655)	$(359,276)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment for gain (loss) on sale of computer equipment is due to longer useful lives for tax reporting purposes.

10.  Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2008

Revenues
Lease and other	$294,302	$253,093	$301,242	$239,365
Gain (loss) on sale of
computer equipment	5,187	(19,307)	18,404	(4,203)

Total revenues	299,489	233,786	319,646	235,162

Total costs and expenses	353,578	338,840	218,755	240,022

Net income (loss)	$(54,089)	$(105,054)	$100,891	$(4,861)
Net income (loss) allocated to limited partners	$(54,089)	$(105,054)	$100,891	$(4,861)
Income (loss) per limited partner unit	$(0.07)	$(0.14)	$0.13	$0.01

Summarized quarterly financial data for the year ended December 31, 2007 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2007

Revenues
Lease and other	$676,700	$471,032	$383,776	$321,055
Gain on sale of
computer equipment	15,106	4,651	234	664

Total revenues	691,806	475,683	384,010	321,719

Total costs and expenses	845,830	716,577	516,017	554,008

Net loss	$(154,024)	$(240,894)	$(132,007)	$(232,289)
Net loss allocated to limited partners	$(157,767)	$(244,637)	$(135,750)	$(233,308)
Net loss per limited partner unit	$(0.21)	$(0.33)	$(0.18)	$(0.31)