Form 10-Q
period 2009-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2009-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009    or

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
YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐ NO  ☒

FORM 10-Q
March 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$64,156	$952
Lease income receivable, net of reserve of $326,547 at March 31, 2009 and December 31, 2008, respectively	172,022	194,452
Accounts receivable, affiliated limited partnerships	124	4,826
Refundable deposits	1,130	1,130
Prepaid expenses	1,240	421
	238,672	201,781

Computer equipment, at cost	5,517,673	5,636,397
Accumulated depreciation	(4,655,014)	(4,696,535)
	862,659	939,862

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $40,831 at March 31, 2009 and $51,128, at December 31, 2008, respectively	23,287	25,948
Prepaid acquisition fees	58,027	60,811
	81,314	86,759

Total Assets	$1,182,645	1,228,402

Liabilities and Partners' Capital

Liabilities
Accounts payable	$128,840	$138,763
Accounts payable, General Partner	292,430	291,603
Accounts payable, CCC	595,279	618,684
Other accrued expenses	10,769	-
Unearned lease income	40,810	48,485
Notes payable	230,331	294,636
Total Liabilities	1,298,459	1,392,171

Partners' Capital
General partner	1,000	1,000
Limited partners	(116,814)	(164,769)
Total Partners' Capital	(115,814)	(163,769)

Total Liabilities and Partners' Capital	$1,182,645	$1,228,402
see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue
Lease	$239,238	$292,692
Interest and other	270	1,610
Gain on sale of computer equipment	8,972	5,187
Total Revenue	248,480	299,489

Expenses
Operating, excluding depreciation	46,017	106,909
Equipment management fee, General Partner	-	14,720
Interest	3,782	5,593
Depreciation	142,829	219,743
Amortization of equipment acquisition costs and deferred expenses	5,445	9,163
Bad debt expense	-	(2,550)
Total expenses	198,073	353,578

Net income (loss)	$50,407	$(54,089)

Net income (loss) allocated to limited partners	$50,407	$(54,089)

Net income (loss) per equivalent limited partnership unit	$0.07	$(0.07)

Weighted average number of equivalent limited partnership units outstanding during the period	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital
For the three months ended March 31, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	749,400	$1,000	$(164,769)	$(163,769)
Net Income	-	-	-	50,407	50,407
Forgiveness, payables	-	-	-	40,000	40,000
Contributions, CCC	-	-	-	50,192	50,192
Distributions	-	-	-	(92,643)	(92,643)
Balance, March 31, 2009	50	749,400	$1,000	$(116,813)	$(115,813)
see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow

	Three Months ended	Three Months ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net cash provided by operating activities	$162,309	$226,290

Investing activities:
Capital Expenditures	(19,413)	(19,404)
Prepaid acquisition fees	2,784	776
Net proceeds from the sale of computer equipment	12,951	79,044
Equipment acquisition fees, General Partner	(2,784)	(776)
Net cash (used in) provided by investing activities	(6,462)	59,640

Financing activities:
Distributions to partners	(92,643)	(370,569)
Net cash (used in) financing activities	(92,643)	(370,569)

Net increase (decrease) in cash	63,204	(84,639)
Cash beginning of period	952	91,908

Cash end of period	$64,156	$7,269

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

The Partnership had a negative working capital balance at March 31, 2009.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund, the General Partner partially funded distributions to Limited partners during 2008 and the General Partner forgave certain fees owed to it. Distributions were not funded by the General Partner during the first quarter of 2009.  The General Partner forgave $40,000 of payables owed to them by the Partnership during the first quarter of 2009 and CCC made a non-cash capital contribution to the Partnership in the amount of approximately $50,000.  Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the first quarter of 2009.   The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will continue to waive certain fees if Management determines it is in the best interest of the Partnership to do so.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership.   In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  The adoption of SFAS 157-2 on January 1, 2009 did not have a material impact on the Partnership’s financial statements.

In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Partnership’s financial position or results of operation

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the three months ended March 31, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Forgiveness of Related Party Payables

In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner’s capital transactions.

Cash

At March 31, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At March 31, 2009
Total balance Bank	$162,000
FDIC insurable limit	$250,000

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

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2009 and 2008, remarketing fees were incurred in the amounts of $37,000 and $7,000, respectively. For the three months ended March 31, 2009 and 2008 remarketing fees were paid in the amount of $43,217 and $9,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2009 and December 31, 2008 was approximately $1,156,000 and $1,323,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2009 and December 31, 2008 was approximately $9,733,000 and $9,888,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2009 and December 31, 2008 was approximately $202,000 and $251,000, respectively.  The total outstanding debt associated with this equipment at March 31, 2009 and December 31, 2008 was approximately $3,066,000 and $3,477,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2009:

Amount
Nine months ended December 31, 2009	$468,259
Year Ended December 31, 2010	121,482
Year Ended December 31, 2011	49,630
Year Ended December 31, 2012	2,086
$641,457

4. Related Party Transactions

Forgiveness of Related Party payables

During the three months ended March 31, 2009, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $40,000.

Reimbursable Expenses

See “Summary of Significant Accounting Policies – Reimbursable Expenses” above.
During the three months ended March 31, 2009 the Partnership recorded approximately $16,000 for reimbursement of expenses to the General Partner.  During the three months ended March 31, 2008, the Partnership recorded approximately $113,000 for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the three months ended March 31, 2009 and 2008, equipment acquisition fees of approximately $3,000 and $800 were earned by the General Partner.  The remaining balance of approximately $58,000 will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no debt placement fees earned by the General Partner for the three months ended March 31, 2009 and 2008.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the three months ended March 31, 2009 equipment management fees of approximately $12,000 were earned and were waived by the General Partner. For the three months ended March 31, 2008 equipment management fees of approximately $15,000 were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the three months ended March 31, 2009 and 2008, equipment liquidation fees of approximately $1,000 and $2,500, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2009	December 31, 2008
Installment notes payable to banks; interest ranging from 5.90% to 6.25% due in quarterly installments ranging from $859 to $22,096, including interest, with final payments from January through October 2009	$132,203	$186,155

Installment notes payable to bank; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	98,128	108,481

	$230,331	$294,636

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2009 are as follows:

Amount
Nine months ended December 31, 2009	$163,087
Year ended December 31, 2010	43,292
Year ended December 31, 2011	23,952
$230,331

At March 31, 2009 and December 31, 2008, the estimated fair value of our debt approximates the carrying value of such instruments due to the interest rates on such debt approximating current market rates.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$64,607	$93,561

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2009	2008
Forgiveness of related party payables recorded as a capital contribution	$40,000	$-
Capital Contribution- equipment transfer from CCC	$50,192	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$2,784	$776

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

REVENUE RECOGNITION

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed during the three months ended March 31, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the three months ended March 31, 2009 was cash provided by operating activities of approximately $162,000 and proceeds from the sale of computer equipment in the amount of approximately $13,000. The Partnership’s primary source of capital for the three months ended March 31, 2008 was cash provided by operating activities of approximately $226,000 and proceeds from the sale of computer equipment of approximately $79,000.   The primary uses of cash for the three months ended March 31, 2009 and 2008 were for capital expenditures for new equipment of $19,000, respectively, and the payment of distributions to partners of approximately $93,000 and $371,000, respectively.

While the Partnership intends to invest additional capital in equipment during the remainder of 2009, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2009, the Partnership generated cash flows from operating activities of approximately $163,000, which includes net income of approximately $50,000, a gain on sale of equipment of approximately $9,000 and depreciation and amortization expenses of approximately $148,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $65,000.

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

At March 31, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At March 31, 2009
Total balance Bank	$162,000
FDIC insurable limit	$250,000

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $468,000 for the balance of the year ending December 31, 2009 and approximately $173,000 thereafter.  At March 31, 2009, the outstanding debt was approximately $230,000, with interest rates ranging from 5.75% to 6.25%, and will be payable through July 2011.

The Partnership had a negative working capital balance at March 31, 2009.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund, the General Partner partially funded distributions to Limited partners during 2008 and the General Partner forgave certain fees owed to it. Distributions were not funded by the General Partner during the first quarter of 2009.  The General Partner forgave $40,000 of payables owed to them by the Partnership during the first quarter of 2009 and CCC made a non-cash capital contribution to the Partnership in the amount of approximately $50,000.  Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the fist quarter of 2009.   The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will continue to waive certain fees if Management determines it is in the best interest of the Partnership to do so.   If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to Three Months March 31, 2008

For the three months ended March 31, 2009, the Partnership recognized revenue of approximately $248,000, and expenses of approximately $198,000 resulting in a net gain of approximately $50,000.  For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $300,000, and expenses of approximately $354,000, resulting in net loss of approximately $54,000.

Lease revenue decreased by 18% to $239,000 for the three months ended March 31, 2009, from $293,000 for the three months ended March 31, 2008.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended March 31, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased 57% to approximately $46,000 for the three months ended March 31, 2009, from $107,000 for the three months ended March 31, 2008. This decrease is primarily attributable to a decrease in accounting, legal and storage fees. Additionally, no other limited partner expenses were charged to the Partnership for the three months ended March 31, 2009.  This decrease was partially offset by an increase in remarketing fees for the three months ended March 31, 2009.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived equipment management fees of approximately $12,000 for the three months ended March 31, 2009.  This fee was approximately $15,000 for the three months ended March 31, 2008.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 35% to approximately $148,000 for the three months ended March 31, 2009, from $229,000 for the three months ended March 31, 2008 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $4,000 for the three months ended March 31, 2009, for a net gain of approximately $9,000.  The Partnership sold computer equipment with a net book value of approximately $74,000 for the three months ended March 31, 2008, for a net gain of approximately $5,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2009 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

Item 1.                                Legal Proceedings

The Allserve bankruptcy proceedings remain open. Please see the description of the Allserve bankruptcy in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Legal Proceedings” for a more complete description of this matter.  From December 31, 2008 through May 15, 2009, no material changes have occurred in the status of this matter.

As of March 31, 2009, the Partnership had approximately $70,000 in accounts receivable due from Chrysler LLC.  In light of Chrysler’s recent filing for Chapter 11 bankruptcy protection on April 30, 2009, we believe that a portion of that amount may be uncollectible.  Prior to their bankruptcy filing, the fund reserved approximately $43,000, due to trouble in collections efforts.  Once Chrysler’s reorganization plan is confirmed, we expect to know which of their leases will be affirmed or rejected.  Based on information currently available, we believe there is a significant likelihood that the past due amounts will be collectible, therefore we believe the current amount of reserve is adequate through the quarter ended March 31, 2009.  As further information becomes available in future periods, the Fund may need to increase its reserve to cover potential loss exposure.

Item 1A.	Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 15, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer