Form 10-Q
period 2009-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2009-08-13
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

FORM 10-Q
June 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$67,189	$952
Lease income receivable, net of reserve of $336,547 and $326,547, at June 30, 2009 and December 31, 2008 respectively	142,431	194,452
Accounts receivable, affiliated limited partnerships	123	4,826
Refundable Deposits	1,130	1,130
Prepaid expenses	668	421
	211,541	201,781

Computer equipment, at cost	5,534,862	5,636,397
Accumulated depreciation	(4,744,485)	(4,696,535)
	790,377	939,862

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $42,674 at June 30, 2009 and $51,128, at December 31, 2008 respectively	20,920	25,948
Prepaid acquisition fees	55,057	60,811
	75,977	86,759

Total Assets	$1,077,895	$1,228,402

Liabilities and Partners' Capital

Liabilities
Accounts payable	$114,643	$138,763
Accounts payable, General Partner	292,517	291,603
Accounts payable, Commonwealth Capital Corp.	576,060	618,684
Other accrued expenses	894	-
Unearned lease income	26,286	48,485
Notes payable	165,589	294,636
Total Liabilities	1,175,989	1,392,171

Partners' Capital
General partner	1,000	1,000
Limited partners	(99,094)	(164,769)
Total Partners' Capital	(98,094)	(163,769)

Total Liabilities and Partners' Capital	$1,077,895	$1,228,402

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Lease	$225,650	$248,140	$464,888	$540,832
Interest and other	173	4,953	443	6,563
Gain on sale of computer equipment	-	-	1,262	-
Total revenue	225,823	253,093	466,593	547,395

Expenses
Operating, excluding depreciation	52,917	155,526	98,934	262,435
Equipment management fee, General Partner	-	-	-	14,720
Interest	3,345	4,510	7,127	10,103
Depreciation	136,062	171,140	278,891	390,884
Amortization of equipment acquisition costs and deferred expenses	5,336	7,664	10,781	16,827
Bad debt expense	10,000	-	10,000	(2,550)
Loss on sale of computer equipment	7,710	19,307	-	14,119
Total expenses	215,370	358,147	405,733	706,538

Net income (loss)	$10,453	$(105,054)	$60,860	$(159,143)

Net income (loss) allocated to limited partners	$10,453	$(105,054)	$60,860	$(159,143)

Net income (loss) per equivalent limited partnership unit	$0.01	$(0.14)	$0.08	$(0.21)

Weighted average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital
For the six months ended June 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	749,400	$ 1,000	$ (164,769)	$ (163,769)
Net Income	-	-	-	60,860	60,860
Forgiveness, payables	-	-	-	78,961	78,961
Contributions, CCC	-	-	-	111,140	111,140
Distributions	-	-	-	(185,286)	(185,286)
Balance, June 30, 2009	50	749,400	$ 1,000	$ (99,094)	$ (98,094)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2009	2008

Net cash provided by operating activities	$268,525	$750,088

Investing activities:
Capital Expenditures	(32,717)	(37,823)
Prepaid acquisition fees	-	(1,324)
Net proceeds from the sale of computer equipment	15,715	167,789
Net cash (used in) provided by investing activities	(128,142)	128,642

Financing activities:
Distributions to partners	(185,286)	(739,703)
Debt placement fee paid to General Partner	-	(282)
Net cash (used in) financing activities	(74,146)	(739,985)

Net increase in cash	66,237	138,745
Cash beginning of period	952	91,908

Cash end of period	$67,189	$230,653

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

The Partnership had a negative working capital balance at June 30, 2009.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund the General Partner forgave $79,000 of payables owed to them by the Partnership during the six months ended June 30, 2009 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $111,000. Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the first and second quarters of 2009.   The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will continue to waive certain fees if Management determines it is in the best interest of the Partnership to do so.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In  June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amended certain requirements of FIN 46R to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 167 on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 166, but does not believe that it will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted SFAS 165 during the second quarter of 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The Partnership adopted FSP 107-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 157-4 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

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

In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).   The Partnership adopted the provisions of FSP FAS 157-2 in the quarter ended March 31, 2009.  The required provisions did not have a material impact on the Partnership’s condensed financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to Statement of Financial Accounting Standards No. 165 (“FASB No. 165”), subsequent events have been evaluated through August 12, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at June 30, 2009 and 2008.

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

Forgiveness of Related Party Payables

In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

Cash

At June 30, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At June 30, 2009
Total bank balance	$165,789
FDIC insurable limit	$250,000

The Partnership mitigates this risk by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Reclassification

Certain prior amounts have been reclassified to conform to the current presentation. The net results of the reclassifications did not have an impact on the Partnership’s previously reported financial position, cash flows, or results of operations.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods generally ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2009 and 2008, remarketing fees were incurred in the amount of approximately $46,000 and $50,000, respectively. For the six months ended June 30, 2009 and 2008 remarketing fees were paid in the amount of approximately $81,000 and $9,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2009 and December 31, 2008 was approximately $1,156,000 and $1,323,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2009 and December 31, 2008 was approximately $9,733,000 and $9,888,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2009 and December 31, 2008 was approximately $152,000 and $251,000, respectively.  The total outstanding debt associated with this equipment at June 30, 2009 and December 31, 2008 was approximately $2,658,000 and $3,477,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2009:

Amount
Six months ended December 31, 2009	$221,574
Year Ended December 31, 2010	140,803
Year Ended December 31, 2011	66,082
Year Ended December 31, 2012	9,319
$437,778

4. Related Party Transactions

Forgiveness of Related Party payables

During the six months ended June 30, 2009, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $79,000. CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $111,000 during the six months ended June 30, 2009.

Reimbursable Expenses

See “Summary of Significant Accounting Policies – Reimbursable Expenses” above.
During the six months ended June 30, 2009 the Partnership recorded approximately $55,000 for reimbursement of expenses to the General Partner.  During the six months ended June 30, 2008, the Partnership recorded approximately $223,000 for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2009 and 2008, equipment acquisition fees of approximately $6,000 and $3,000 were earned by the General Partner. As of June 30, 2009, the Partnership had a remaining balance of approximately $55,000 which will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the six months ended June 30, 2009 there were no such fees earned by the General Partner. For the six months ended 2008, debt placement fees of $300 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2009 equipment management fees of approximately $23,000 were earned but were waived by the General Partner. For the six months ended June 30, 2008, equipment management fees of approximately $27,000 were earned by the General Partner and of this amount, approximately $12,000 was waived by the General Partner in order to assist in the operating results of the Partnership.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fees will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2009 and 2008, equipment liquidation fees of approximately $1,000 and $5,000, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2009	December 31, 2008

Installment notes payable to banks; interest ranging from 5.90% to 6.25% due in monthly and quarterly installments ranging from $859 to $22,096, including interest, with final payments from January through October 2009	$77,610	$186,155

Installment notes payable to banks; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	87,979	108,481

	$165,589	$294,636

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2009 are as follows:

Amount
Six months ended December 31, 2009	$98,346
Year ended December 31, 2010	43,291
Year ended December 31, 2011	23,952
$165,589

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$129,047	$163,430

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2009	2008
Forgiveness of related party payables recorded as a capital contribution	$78,961	$52,053
Capital Contribution- equipment transfer from CCC	$111,140	$-
Debt assumed in connection with purchase of computer equipment	$-	$28,165
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$5,754	$2,640

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

REVENUE RECOGNITION

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements. The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at June 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the six months ended June 30, 2009 was cash provided by operating activities of approximately $269,000 and proceeds from the sale of computer equipment in the amount of approximately $16,000.  Equipment was purchased in the amount of approximately $33,000 and distributions to partners were approximately $185,000.

The Partnership’s primary source of cash for the six months ended June 30, 2008 were net proceeds received from sale of equipment of approximately $168,000.  The Partnership’s primary uses of cash for the six months ended June 30, 2008 were for capital expenditures for new equipment of approximately $38,000 and the payment of distributions to partners of approximately $740,000.

While the Partnership intends to invest additional capital in equipment during the remainder of 2009, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the six months ended June 30, 2009, the Partnership generated cash flows from operating activities of approximately $269,000, which includes net income of approximately $61,000, a gain on sale of equipment of approximately $1,000 and depreciation and amortization expenses of approximately $290,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $129,000.

For the six months ended June 30, 2008, the Partnership generated cash flows from operating activities of approximately $750,000, which includes a net loss of approximately $159,000, a loss on sale of equipment of approximately $14,000, payables to CCC of approximately $526,000 and depreciation and amortization expenses of approximately $408,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $163,000.

At June 30, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At June 30, 2009
Total bank balance	$165,789
FDIC insurable limit	$250,000

The Partnership mitigates this risk by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $222,000 for the balance of the year ending December 31, 2009 and approximately $216,000 thereafter.  At June 30, 2009, the outstanding debt was approximately $166,000, with interest rates ranging from 5.75% to 6.25%, and will be payable through July 2011.

The Partnership had a negative working capital balance at June 30, 2009.  This was primarily attributable to 2009 debt payments.  In an effort to increase cash flow for the Fund the General Partner forgave $79,000 of payables owed to them by the Partnership during the six months ended June 30, 2009 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $111,000. Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the first and second quarters of 2009.   The General Partner will continue to reassess the funding of limited partner distributions on a quarterly basis in 2009 and will continue to waive certain fees if Management determines it is in the best interest of the Partnership to do so.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 compared to Three Months June 30, 2008

For the three months ended June 30, 2009, the Partnership recognized revenue of approximately $226,000, and expenses of approximately $215,000 resulting in net income of approximately $11,000.  For the three months ended June 30, 2008, the Partnership recognized revenue of approximately $253,000, and expenses of approximately $358,000, resulting in net loss of approximately $105,000.

Lease revenue decreased by 9% to $226,000 for the three months ended June 30, 2009, from $248,000 for the six months ended June 30, 2008.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended June 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased 66% to approximately $53,000 for the three months ended June 30, 2009, from $156,000 for the three months ended June 30, 2008. In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to management’s decision to waive limited partner expenses during the three months ended June 30, 2009.  See “Summary of Significant Accounting Policies Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived equipment management fees of approximately $11,000 and $12,000 for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. These expenses decreased 21% to approximately $141,000 for the three months ended June 30, 2009, from $179,000 for the three months ended June 30, 2008 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $10,000 for the three months ended June 30, 2009, for a net loss of approximately $8,000.  The Partnership sold computer equipment with a net book value of approximately $108,000 for the three months ended June 30, 2008, for a net loss of approximately $19,000.

Six Months Ended June 30, 2009 compared to Six Months June 30, 2008

For the six months ended June 30, 2009, the Partnership recognized revenue of approximately $467,000, and expenses of approximately $406,000 resulting in net income of approximately $61,000.  For the six months ended June 30, 2008, the Partnership recognized revenue of approximately $547,000, and expenses of approximately $706,000, resulting in net loss of approximately $159,000.

Lease revenue decreased by 14% to $465,000 for the six months ended June 30, 2009, from $541,000 for the six months ended June 30, 2008.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the six months ended June 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased 62% to approximately $99,000 for the six months ended June 30, 2009, from $262,000 for the six months ended June 30, 2008. In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to management’s decision to waive limited partner expenses during the three months ended June 30, 2009.  See “Summary of Significant Accounting Policies  Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived equipment management fees of approximately $23,000 and $12,000 or the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 29% to approximately $289,000 for the six months ended June 30, 2009, from $408,000 for the six months ended June 30, 2008 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $14,000 for the six months ended June 30, 2009, for a net gain of approximately $1,000.  The Partnership sold computer equipment with a net book value of approximately $182,000 for the six months ended June 30, 2008, for a net loss of approximately $14,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2009 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

Item 1.                                Legal Proceedings

The Allserve bankruptcy proceedings remain open.  On July 20, 2009, the Bankruptcy Court allowed the Trustee additional time to revise its complaint, putting the responsibility on the Trustee to factually indicate the basis for its adversary claim, and therefore denied our motion to dismiss.  We will continue to defend our position and the parties are preparing a scheduling order to proceed with discovery and trial with the Trustee.  Please see the description of this proceeding in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (under “Legal Proceedings”).

As of June 30, 2009, the Partnership has approximately $86,000 in accounts receivable due from Chrysler. We believe a portion of that amount may be uncollectible.  To date, the Partnership has recorded a reserve against all outstanding rentals for Chrysler in the amount of $43,000.  We are currently negotiating a cure resolution agreement with Chrysler, pursuant to which Chrysler is expected to agree to pay certain past due amounts and cure its pre-bankruptcy defaults under its leases.  We expect that upon signing of the cure resolution agreement, we will recover a meaningful percentage of the outstanding receivables. Therefore, as we have not yet reached a definitive agreement on the cure amounts, we believe the current amount of reserve is adequate through the quarter ended June 30, 2009.  We may, however, determine that additional reserves may need to be taken to cover potential loss exposure at a later time.

Item 1A.	Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the second quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 13, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 13, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer