Form 10-Q
period 2009-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2009-11-16
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

FORM 10-Q
September 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$45,109	$952
Lease income receivable, net of reserve of $292,137 and $326,547, at September 30, 2009 and December 31, 2008 respectively	119,231	194,452
Accounts receivable, affiliated limited partnerships	-	4,826
Refundable Deposits	1,130	1,130
Prepaid expenses	376	421
	165,846	201,781

Computer equipment, at cost	5,507,449	5,636,397
Accumulated depreciation	(4,819,679)	(4,696,535)
	687,770	939,862

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $37,245 at September 30, 2009 and $51,128, at December 31, 2008 respectively	17,872	25,948
Prepaid acquisition fees	53,387	60,811
	71,259	86,759

Total Assets	$924,875	$1,228,402

Liabilities and Partners' Capital

Liabilities
Accounts payable	$83,866	$138,763
Accounts payable, General Partner	292,697	291,603
Accounts payable, Commonwealth Capital Corp.	516,127	618,684
Other accrued expenses	894	-
Unearned lease income	33,157	48,485
Notes payable	109,294	294,636
Total Liabilities	1,036,035	1,392,171

Partners' Capital
General partner	1,000	1,000
Limited partners	(112,160)	(164,769)
Total Partners' Capital	(111,160)	(163,769)

Total Liabilities and Partners' Capital	$924,875	$1,228,402

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Lease	$183,605	$229,129	$648,493	$769,961
Interest and other	243	72,113	686	78,675
Gain on sale of computer equipment	2,718	18,404	3,980	4,284
Total revenue	186,566	319,646	653,159	852,920

Expenses
Operating, excluding depreciation	37,155	71,237	136,089	333,671
Equipment management fee, General Partner	-	-	-	14,720
Interest	2,415	3,944	9,542	14,047
Depreciation	141,257	135,242	420,148	526,125
Amortization of equipment acquisition costs and deferred expenses	4,720	8,332	15,501	25,159
Bad debt expense	1,195	-	11,195	(2,550)
Total expenses	186,742	218,755	592,475	911,172

Net income (loss)	$(176)	$100,891	$60,684	$(58,252)

Net income (loss) allocated to limited partners	$(176)	$100,891	$60,684	$(58,252)

Net income (loss) per equivalent limited partnership unit	$(0.00)	$0.13	$0.08	$(0.08)

Weighted average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

 see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	749,400	$ 1,000	$ (164,769)	$ (163,769)
Net Income	-	-	-	60,684	60,684
Forgiveness, payables	-	-	-	116,961	116,961
Contributions, CCC	-	-	-	152,893	152,893
Distributions	-	-	-	(277,929	(277,929)
Balance, September 30, 2009	50	749,400	$ 1,000	$ (112,160)	$ (111,160)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2009	2008

Net cash provided by operating activities	$333,270	$687,827

Investing activities:
Capital Expenditures	(32,717)	(62,627)
Acquisition fees paid to General Partner	-	(3,919)
Net proceeds from the sale of computer equipment	21,533	217,872
Net cash (used in) provided by investing activities	(11,184)	151,326

Financing activities:
Distributions to partners	(277,929)	(924,988)
Debt placement fee paid to General Partner	-	(848)
Net cash (used in) financing activities	(277,929)	(925,836)

Net increase in cash	44,157	(86,683)
Cash beginning of period	952	91,908

Cash end of period	$45,109	$5,225

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

In an effort to increase cash flow for the Partnership the General Partner forgave $117,000 of payables owed to it by the Partnership during the nine months ended September 30, 2009 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $153,000. Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the first, second and third quarters of 2009.   The General Partner will continue to reassess the funding of limited partner distributions throughout 2009 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this FASB ASU.  The adoption of this ASU did not have any impact on the condensed financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Partnership’s annual financial statements for the year ended December 31, 2009.  The Partnership has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No.46(R),” which has yet to be codified with the ASC. Once codified, the standard would amend ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  This guidance is effective for the Partnership beginning in the first quarter of fiscal year 2010.  The Partnership is currently evaluating the impact that the adoption of ASC 810 will have on its condensed financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”   This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a Partnership’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Partnership is currently analyzing the impact of this statement, if any, to its condensed financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855,” Subsequent Events”, (“ASC 855” and formerly referred to as SFAS No. 165), which modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.  The Partnership adopted ASC 855 during the quarter ended June 30, 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 320 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of ASC 825 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” ( “ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 820 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to ASC 855, “Subsequent Events”, subsequent events have been evaluated through  November 11, 2009 the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as “SFAS 107-1” and “APB 28-1”).   This ASC requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at September 30, 2009 and 2008.

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

Cash

At September 30, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At September 30, 2009	Bank A
Total bank balance	$ 145,550
FDIC insurable limit	$ 250,000

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments (and formerly referred to as “Accounting Principles Board Opinion No. 26”), the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

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

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2009 and 2008, remarketing fees were incurred in the amount of approximately $74,000 and $72,000, respectively. For the nine months ended September 30, 2009 and 2008 remarketing fees were paid in the amount of approximately $100,000 and $13,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2009 and December 31, 2008 was approximately $1,264,000 and $1,323,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2009 and December 31, 2008 was approximately $18,274,000 and $9,888,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2009 and December 31, 2008 was approximately $103,000 and $251,000, respectively.  The total outstanding debt associated with this equipment at September 30, 2009 and December 31, 2008 was approximately $2,244,000 and $3,477,000, respectively.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2009:

Amount
Three Months ended December 31, 2009	$ 131,855
Year ended December 31, 2010	153,586
Year ended December 31, 2011	77,444
Year ended December 31, 2012	13,888
$ 376,773

4. Related Party Transactions

Forgiveness of Related Party payables

During the nine months ended September 30, 2009, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $117,000. Additionally, CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $153,000 during the same period.

Nine Months Ended September 30,	2009	2008

Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  See “Summary of Significant Accounting Policies - Reimbursable Expenses, “above.
	$ 66,000	$ 261,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At September 30, 2009, the remaining balance of prepaid acquisition fees was approximately $53,000, which will be earned in future periods.
	$ 7,000	$ 7,000

Debt placement Fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$ -	$ 800

Equipment Management Fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.    For the nine months ended September 30, 2009 equipment management fees of approximately $32,000 were earned but were waived by the General Partner. For the nine months ended September 30, 2008, equipment management fees of approximately $38,000 were earned by the General Partner and of this amount, approximately $24,000 was waived by the General Partner in order to benefit f the Partnership.
	$ -	$ 14,000

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
	$ 1,000	$ 7,000

5. Notes Payable

Notes payable consisted of the following:

	September 30, 2009	December 31, 2008

Installment notes payable to banks; interest ranging from 5.90% to 6.25% due in monthly and quarterly installments ranging from $859 to $22,096, including interest, with final payments from January through October 2009
	$ 31,609	$ 186,155

Installment notes payable to banks; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	77,685	108,481
	$ 109,294	$ 294,636

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2009 are as follows:

Amount

Three months ending December 31, 2009	$ 42,051
Year ended December 31, 2010	43,291
Year ended December 31, 2011	23,952
$ 109,294

 6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 185,342	$ 217,995

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2009	2008
Forgiveness of related party payables recorded as a capital contribution	$ 116,961	$ 122,053
Capital contribution equipment transfer from CCC	$ 152,893	$ -
Debt assumed in connection with purchase of computer equipment	$ -	$ 117,265
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 7,424	$ 6,879

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

REVENUE RECOGNITION

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements. The Partnership reviews a customer’s credit history before extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at September 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary sources of cash for the nine months ended September 30, 2009 was cash provided by operating activities of approximately $333,000 and proceeds from the sale of computer equipment in the amount of approximately $22,000.  The Partnership’s primary uses of cash for the nine months ended September 30, 2009 were for capital expenditures for new equipment of approximately $33,000 and the payment of distributions to partners of approximately $278,000.

The Partnership’s primary sources of cash for the nine months ended September 30, 2008 was cash provided by operating activities of approximately $688,000 and net proceeds received from sale of equipment in the amount of approximately $218,000.  The Partnership’s primary uses of cash for the nine months ended September 30, 2008 were for capital expenditures for new equipment of approximately $63,000 and the payment of distributions to partners of approximately $925,000.

While the Partnership intends to invest additional capital in equipment during the remainder of 2009, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the nine months ended September 30, 2009, the Partnership generated cash flows from operating activities of approximately $333,000, which includes net income of approximately $61,000, a gain on sale of equipment of approximately $4,000, decrease in accounts payable of approximately $55,000 and depreciation and amortization expenses of approximately $436,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $185,000.

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

At September 30, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2009, the total cash balance was as follows and did not exceed the federally insured limit of $250,000:

At September 30, 2009	Bank A
Total bank balance	$ 145,550
FDIC insurable limit	$ 250,000

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $132,000 for the balance of the year ending December 31, 2009 and approximately $245,000 thereafter.  At September 30, 2009, the outstanding debt was approximately $109,000, with interest rates ranging from 5.75% to 6.25%, and will be payable through July 2011.

In an effort to increase cash flow for the Partnership the General Partner forgave $117,000 of payables owed to it by the Partnership during the nine months ended September 30, 2009 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $153,000. Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2008 and during the first, second and third quarters of 2009.   The General Partner will continue to reassess the funding of limited partner distributions throughout 2009 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared to Three Months  Ended September 30, 2008

For the three months ended September 30, 2009, the Partnership recognized revenue of approximately $187,000, and expenses of approximately $187,000 resulting in a net loss of approximately $200.  For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $320,000 and expenses of approximately $219,000, resulting in net income of approximately $101,000.

Lease revenue decreased to $184,000 for the three months ended September 30, 2009, from $229,000 for the three months ended September 30, 2008.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased 48% to approximately $37,000 for the three months ended September 30, 2009, from $71,000 for the three months ended September 30, 2008. In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to management’s decision to waive its right to reimbursement of limited partner’s expenses during the three months ended September 30, 2009.  See “Summary of Significant Accounting Policies Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived equipment management fees of approximately $9,000 and $11,000 for the three months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. These expenses increased 2% to approximately $146,000 for the three months ended September 30, 2009, from $144,000 for the three months ended September 30, 2008.  This increase is primarily attributable to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $3,000 for the three months ended September 30, 2009, for gain of approximately $3,000.  The Partnership sold computer equipment with a net book value of approximately $32,000 for the three months ended September 30, 2008, for a net gain of approximately $18,000.

Nine Months Ended September 30, 2009 compared to Nine Months Ended  September 30, 2008

For the nine months ended September 30, 2009, the Partnership recognized revenue of approximately $653,000, and expenses of approximately $592,000, resulting in income of approximately $61,000.  For the nine months ended September 30, 2008, the Partnership recognized revenue of approximately $853,000 and expenses of approximately $911,000, resulting in net loss of approximately $58,000.

Lease revenue decreased to $648,000 or the nine months ended September 30, 2009, from $770,000 for the nine months ended September 30, 2008.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the nine months ended September 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased 59% to approximately $136,000 for the nine months ended September 30, 2009, from $334,000 for the nine months ended September 30, 2008. In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to management’s decision to waive limited partner expenses during the nine months ended September 30, 2009.  See “Summary of Significant Accounting Policies Reimbursable Expenses,” in note 2.

 The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner earned and waived equipment management fees of approximately $32,000 for the nine months ended September 30, 2009. For the nine months ended September 20, 2008, the General Partner earned $39,000; of this amount, the General Partner waived $24,000 in an effort to assist in the operating results of the Partnership.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased 21% to approximately $436,000 for the nine months ended September 30, 2009, from $551,000 for the nine months ended September 30, 2008 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $17,000 for the nine months ended September 30, 2009, for a net gain of approximately $4,000.  The Partnership sold computer equipment with a net book value of approximately $214,000 for the nine months ended September 30, 2008, for a net gain of approximately $4,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2009 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

Item 1.                                Legal Proceedings

Please see the description of the Allserve proceeding in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (under “Legal Proceedings”). In November 2009, the General Partner and the Trustee agreed in principal to settle the ongoing adversary proceeding for approximately 4% of the amounts sought, pursuant to which the Trustee will release all of its claims against the Commonwealth entities. The General Partner and the Trustee are currently negotiating the terms of a settlement agreement, which is expected to be executed during the fourth quarter of 2009. The General Partner, while firmly believing that we would prevail on the merits at trial, and without admitting any liability or wrongdoing of any kind, determined that the cost of proceeding to trial would be significantly greater than the amount needed to settle the matter.

As of September 30, 2009, the Partnership has approximately $87,000 in accounts receivable due from Chrysler. To date, the Partnership has recorded a reserve against all outstanding rentals for Chrysler in the amount of $43,000.  We have entered into a cure resolution agreement with Chrysler, pursuant to which Chrysler has agreed to pay approximately $62,000 of past due amounts and cure its pre-bankruptcy defaults under its leases. Upon receipt of the cure amount, which is due on or before November 25, 2009, we will have recovered 82.4 % of the outstanding receivables.

Item 1A.                                Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the third quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 16, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer