Form 10-K
period 2009-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2010-04-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2009 or

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
DECEMBER 31, 2009

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

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income and Growth Fund IV (“CIGF4”) was formed on April 20, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered $15,000,000 of units of Limited Partnership to the public on October 19, 2001.  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002.  The Partnership was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer information technology and other similar capital equipment.  The Partnership utilized the net proceeds of the offering to purchase information technology and other similar capital equipment.  The Partnership has utilized retained proceeds and debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contract by the Partnership at the time the debt is incurred) to purchase additional equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

The Partnership’s principal investment objectives are to:

(a)           acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

(b)           preserve and protect Limited Partners’ capital;

(c)           use a portion of cash flow and net disposition proceeds derived from the sale,refinancing or other disposition of equipment to purchase additional equipment; and

(d)           refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership

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

As of December 31, 2009, all equipment purchased by the Partnership is subject to an operating or finance lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2009, the Partnership has not entered into any such agreements.

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

TYPES OF EQUIPMENT

Information Technology Equipment.  The Partnership invests in various types of information technology equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our general partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

We also acquire high technology medical and telecommunications equipment. Our general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment-Restrictions.  The Partnership generally acquires information technology, telecommunications and medical technology equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2009, the Partnership has acquired a diversified equipment portfolio, which it has leased to 38 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2009 are as follows:

Equipment Type	Approximate %
Servers	19%
Workstations	4%
Laptops	2%
Desktops	12%
Datacom	3%
Printers	9%
Storage	7%
Audio visual	6%
Telecom	38%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating or finance leases. Types of leases which the General Partner may enter into are as follows:

•
Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the original equipment cost during the lease term. It is anticipated that the Partnership will enter into few, if any, finance leases.
•
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

In general, the terms of the Partnership’s leases, whether the equipment is leased pursuant to an operating lease or a finance lease, depend upon a variety of factors, including:  the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for operating or full payout net leases; the type and use of equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An operating lease generally represents a greater risk to the Partnership than a finance lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  On the other hand, the term of an operating lease is generally much shorter than the term of a finance lease, and the lessor is thus afforded an opportunity under an operating lease to re-lease or sell the subject equipment at an earlier stage of the equipment’s life cycle than under a finance lease.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a finance lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2009, all leases that have been entered into are “triple net leases”.

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

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2009, the Partnership has not entered into any such agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2009, the aggregate nonrecourse debt outstanding of approximately $67,000 was 1.2% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2009, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2009, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2009, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its equipment in approximately January 2013.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2013, the General Partner may at any time cause the Partnership to dispose of all its equipment and, dissolve the Partnership upon the approval of Limited Partners holding a majority in interest of units.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

Through March 16, 2010, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	MFG	Equipment Category	Purchase Price	Monthly Payment	Lease Term Months
Alcatel USA	Sun	Small Sun Servers	$56,578	$2,186	23
America Online	Sun	Small Sun Servers	$44,992	$1,199	36
Convergys	Sun	Small Sun Servers	$14,269	$375	34
Northrop Grumman	Sun	Small Sun Servers	$331,724	$10,004	30
Xerox	Sun	Small Sun Servers	$17,328	$532	30
Xerox	Sun	Small Sun Servers	$6,043	$162	35
Amcol International	Compaq	Small HP/Compaq Servers	$24,955	$1,167	20
Anteon	HP	Small HP/Compaq Servers	$10,779	$492	23
BFS Diversified Products	Compaq	Small HP/Compaq Servers	$92,839	$3,065	32
C. Hager & Sons	HP	Small HP/Compaq Servers	$26,664	$889	29
Columbia University	HP	Small HP/Compaq Servers	$17,054	$445	36
GE Medical	Compaq	Small HP/Compaq Servers	$17,704	$485	34
Geico	HP	Small HP/Compaq Servers	$282,503	$7,365	36
Geico	HP	Small HP/Compaq Servers	$33,090	$843	36
JC Penney	HP	Small HP/Compaq Servers	$38,871	$1,397	24
Jefferson Smurfit	Compaq	Small HP/Compaq Servers	$183,385	$5,119	34
Milton Hershey Medical Center	HP	Small HP/Compaq Servers	$108,771	$3,073	33
Occupational Health	Compaq	Small HP/Compaq Servers	$280,222	$6,239	36
Occupational Health	Compaq	Small HP/Compaq Servers	$109,753	$2,774	35
Occupational Health	Compaq	Small HP/Compaq Servers	$263,626	$6,271	36
Performance Bracing	Compaq	Small HP/Compaq Servers	$14,535	$477	31
Refco Group	Compaq	Small HP/Compaq Servers	$165,329	$4,739	36
Refco Group	Compaq	Small HP/Compaq Servers	$196,949	$5,751	36
Weight Watchers	Compaq	Small HP/Compaq Servers	$165,713	$4,552	36
Allegheny Energy Service Corp.	IBM	Small IBM Servers	$2,718	$68	36
Anteon	IBM	Small IBM Servers	$25,068	$851	32
Geico	IBM	Small IBM Servers	$179,389	$5,024	33
Xerox	IBM	Small IBM Servers	$12,459	$492	22
Xerox	IBM	Small IBM Servers	$8,344	$256	30
Xerox	IBM	Small IBM Servers	$12,167	$373	30
Xerox	IBM	Small IBM Servers	$12,597	$387	30
Xerox	IBM	Small IBM Servers	$8,130	$387	18
Alliant Techsystems	Dell	Dell Servers	$4,705	$164	24
Anteon	Dell	Dell Servers	$15,527	$500	34
MyCart	Dell	Dell Servers	$12,386	$393	31
Xerox	Dell	Dell Servers	$11,376	$411	24
America Online	Sun	Midrange Sun Servers	$275,161	$6,973	36
Xerox	Sun	Midrange Sun Servers	$481,243	$12,428	36
Xerox	Sun	Midrange Sun Servers	$15,911	$480	30
Xerox	Sun	Midrange Sun Servers	$24,042	$675	33
Convergys	HP	Midrange HP Servers	$101,974	$3,081	30
Geico	HP	Midrange HP Servers	$50,521	$1,316	36
Geico	HP	Blade Servers: All MFG	$64,866	$1,695	36
Qwest Communications International	Stratus	Misc High End Servers	$104,128	$3,101	36
Allstate Insurance Company	Sun	High End Sun Servers	$5,680	$167	31
Hertz	HP	High End HP Servers	$186,855	$4,717	36
Hertz	HP	High End HP Servers	$779,810	$20,306	36
UCN	HP	High End HP Servers	$174,351	$5,074	36
Bank of America	IBM	High End IBM Servers	$731,990	$22,902	27
Bank of America	IBM	High End IBM Servers	$55,603	$1,795	28
Alliant Techsystems	Dell	Graphic Workstations	$39,593	$1,083	36
NBC Universal	Avid	Graphic Workstations	$3,186	$107	24
Daimler Chrysler	HP	Engineering Workstations	$56,362	$1,479	36
Daimler Chrysler	Visara	Engineering Workstations	$73,950	$1,901	36
Daimler Chrysler	HP	Engineering Workstations	$25,930	$680	36
Raytheon	HP	Engineering Workstations	$50,744	$1,334	36
Raytheon	HP	Engineering Workstations	$56,824	$1,494	36
Alliant Techsystems	Dell	Laptops	$5,599	$278	12
Alliant Techsystems	Dell	Laptops	$5,764	$860	15
Alliant Techsystems	Dell	Laptops	$22,013	$1,094	15
BFS Diversified Products	Compaq	Laptops	$40,177	$1,143	34
BFS Diversified Products	HP	Laptops	$302,639	$8,949	36
BFS Diversified Products	Compaq	Laptops	$29,638	$864	34
Budnick Converting	Dell	Laptops	$4,525	$186	22
C. Hager & Sons	Toshiba	Laptops	$1,382	$60	22
C. Hager & Sons	Toshiba	Laptops	$10,465	$424	23
Christian Brothers Company	Fujitsu	Laptops	$49,699	$1,454	34
Dietrich's Milk Products	IBM	Laptops	$31,850	$1,085	28
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$18,390	$480	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$22,275	$581	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$10,051	$262	36
GE Aviation	Itronix	Laptops	$15,076	$393	36
GE Aviation	Itronix	Laptops	$1,938	$51	35
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$5,025	$131	36
GE Aviation	Itronix	Laptops	$7,752	$202	35
GE Aviation	Itronix	Laptops	$5,025	$131	36
Geico	Panasonic	Laptops	$60,480	$2,133	24
Kellogg	Compaq	Laptops	$1,708	$67	23
Kellogg	Compaq	Laptops	$1,648	$67	22
Kellogg	Compaq	Laptops	$3,415	$134	23
Kellogg	Compaq	Laptops	$5,123	$202	23
Marketing Direct	IBM	Laptops	$17,745	$580	32
Marketing Direct	IBM	Laptops	$15,370	$425	36
Matsushita Mobile	Panasonic	Laptops	$22,200	$830	25
Mitsubishi Power Systems	Panasonic	Laptops	$33,768	$1,031	33
Paric	Dell	Laptops	$11,291	$363	30
Paric	Dell	Laptops	$44,035	$1,648	26
Paric	Dell	Laptops	$27,554	$888	29
Paric	Dell	Laptops	$60,345	$2,110	28
Telmar Network Technology	HP	Laptops	$6,985	$194	36
Telmar Network Technology	HP	Laptops	$9,453	$265	36
Westar	Sony	Laptops	$7,345	$213	34
Anteon	Apple	Apple Desktops/Laptops	$18,636	$675	30
Allen Chase Foundation	Compaq	Desktops - Tier 5	$19,854	$1,194	14
Alliant Techsystems	Dell	Desktops - Tier 6	$39,162	$5,840	15
BFS Diversified Products	Compaq	Desktops - Tier 7	$102,003	$2,975	35
Cone Mills	Dell	Desktops - Tier 8	$23,529	$652	36
Datapage Technologies	Dell	Desktops - Tier 9	$8,332	$228	36
Datapage Technologies	Dell	Desktops - Tier 10	$17,706	$544	32
Geico	Dell	Desktops - Tier 11	$3,629	$117	27
Kellogg	Compaq	Desktops - Tier 12	$2,057	$56	35
Kellogg	Compaq	Desktops - Tier 13	$2,681	$74	34
Kellogg	Compaq	Desktops - Tier 14	$14,076	$392	34
Kellogg	Compaq	Desktops - Tier 15	$10,478	$299	33
Kellogg	Compaq	Desktops - Tier 16	$6,149	$184	30
Kellogg	Compaq	Desktops - Tier 17	$8,758	$276	28
Kellogg	IBM	Desktops - Tier 18	$117,501	$3,370	32
Kellogg	Compaq	Desktops - Tier 19	$9,706	$298	30
Kellogg	Compaq	Desktops - Tier 20	$14,407	$411	33
Paric	Compaq	Desktops - Tier 21	$11,197	$447	24
Raytheon	HP	Desktops - Tier 22	$55,752	$1,615	31
Raytheon	HP	Desktops - Tier 23	$123,050	$3,751	30
The Gifted Gardner	Compaq	Desktops - Tier 24	$14,693	$472	31
Vatterott Educational	Dell	Desktops - Tier 25	$6,152	$269	21
Vatterott Educational	Dell	Desktops - Tier 26	$9,886	$387	24
Vatterott Educational	Dell	Desktops - Tier 27	$7,272	$275	25
Vatterott Educational	Dell	Desktops - Tier 28	$7,311	$260	27
Vatterott Educational	Dell	Desktops - Tier 29	$36,756	$1,036	36
Vatterott Educational	Dell	Desktops - Tier 30	$25,054	$705	36
Vatterott Educational	Dell	Desktops - Tier 31	$33,465	$942	36
Vatterott Educational	Dell	Desktops - Tier 32	$18,584	$523	36
Vatterott Educational	Dell	Desktops - Tier 33	$11,633	$532	20
Vatterott Educational	Dell	Desktops - Tier 34	$13,080	$369	36
Vatterott Educational	Dell	Desktops - Tier 35	$23,741	$670	36
Vatterott Educational	Dell	Desktops - Tier 36	$5,773	$163	36
Vatterott Educational	Dell	Desktops - Tier 37	$5,361	$151	34
Vatterott Educational	Dell	Desktops - Tier 38	$6,598	$181	35
Vatterott Educational	Dell	Desktops - Tier 39	$5,879	$155	36
Vatterott Educational	Dell	Desktops - Tier 40	$14,520	$409	36
Vatterott Educational	Dell	Desktops - Tier 41	$10,641	$450	22
Walker & Associates	Dell	Desktops - Tier 42	$135,045	$3,718	36
XTS	Dell	Desktops - Tier 43	$22,721	$647	36
Daimler Chrysler	Visara	Desktops - Tier 2	$831,622	$21,932	36
Patients First Health Care	MicroSystems	Desktops - Tier 3	$11,566	$320	36
Vatterott Educational	Premio Computer	Desktops - Tier 4	$8,547	$426	18
Vatterott Educational	FutureWare	Desktops - Tier 5	$56,089	$1,581	36
Vatterott Educational	Alexander Systems	Desktops - Tier 6	$10,079	$272	36
Anteon	Cisco	Datacom - Cisco	$14,673	$485	33
GE Medical	Cisco	Datacom - Cisco	$43,277	$1,141	36
Geico	HP	Datacom - Cisco	$52,135	$1,449	33
Occupational Health	Cisco	Datacom - Cisco	$254,820	$6,720	36
Westar	Cisco	Datacom - Cisco	$13,010	$440	29
Anteon	Atlantic Computing Technology	Datacom - Other	$7,047	$444	16
Daimler Chrysler	Visara	Datacom - Other	$357,509	$9,428	36
Daimler Chrysler	Visara	Datacom - Other	$68,982	$1,819	36
Daimler Chrysler	Visara	Datacom - Other	$126,466	$3,335	36
Datapage Technologies	ICE Consulting	Datacom - Other	$27,883	$830	35
GE Medical	NetApp	Datacom - Other	$26,520	$1,152	21
Northrop Grumman	CipherOptics	Datacom - Other	$5,838	$152	36
Alliant Techsystems	Konica Minolta	Standard Office Printers	$31,005	$848	36
Computech Business Solutions	HP	Standard Office Printers	$5,677	$171	33
Daimler Chrysler	Quanta	Standard Office Printers	$41,861	$1,081	36
Daimler Chrysler	Mplus	Standard Office Printers	$4,221	$171	24
Daimler Chrysler	Intermec	Standard Office Printers	$4,815	$195	24
L-3 Integrated Systems	Konica Minolta	Multifunction Centers	$342,349	$9,868	33
Mitsubishi Motors North America	Toshiba	Multifunction Centers	$319,979	$8,570	36
Paric	Konica Minolta	Multifunction Centers	$22,007	$691	31
Paric	Konica Minolta	Multifunction Centers	$42,516	$1,980	20
PepsiCo	Konica Minolta	Multifunction Centers	$135,991	$3,746	36
IST Management Services	Fujitsu	Scanners	$10,528	$329	35
Preferred Freezer Services	Boston Business	Scanners	$5,100	$150	34
Hollingsworth	Xerox	High Volume and Specialized Printers	$498,559	$13,489	35
Principal Financial Group	NexPress	High Volume and Specialized Printers	$375,061	$8,850	37
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$5,965	$169	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$5,047	$143	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,765	$50	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,765	$50	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,765	$50	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$4,200	$119	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,765	$50	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$5,047	$143	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$2,012	$57	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$1,871	$53	35
Alliant Techsystems	Konica Minolta	Konica Minolta Multifunction Centers	$30,113	$824	36
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$4,112	$117	35
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$5,962	$199	32
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$1,709	$50	37
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$8,622	$272	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$7,739	$244	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$7,397	$233	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$7,988	$252	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$4,698	$148	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$2,742	$87	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$8,599	$271	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$1,853	$58	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$5,944	$188	36
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$4,656	$147	35
Turner Construction Company	Konica Minolta	Konica Minolta Multifunction Centers	$12,177	$485	24
AK Steel Holding Corp.	Oce	Oce Multifunction Centers	$902	$31	31
AK Steel Holding Corp.	Oce	Oce Multifunction Centers	$3,791	$540	7
AK Steel Holding Corp.	Oce	Oce Multifunction Centers	$767	$31	26
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$2,327	$386	6
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$4,671	$584	8
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$1,798	$60	32
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$2,692	$247	11
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$4,075	$201	21
Atlas Air, Inc.	Oce	Oce Multifunction Centers	$2,518	$417	6
Atlas Air, Inc.	Oce	Oce Multifunction Centers	$2,648	$100	28
Bank of The West	Oce	Oce Multifunction Centers	$6,259	$284	23
Century Business Services	Oce	Oce Multifunction Centers	$2,384	$80	32
Century Business Services	Oce	Oce Multifunction Centers	$2,923	$484	6
Coram, Inc. (MFP)	Oce	Oce Multifunction Centers	$740	$27	29
Coram, Inc. (MFP)	Oce	Oce Multifunction Centers	$538	$54	10
Coram, Inc. (MFP)	Oce	Oce Multifunction Centers	$717	$27	28
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$813	$34	26
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$813	$34	26
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$784	$34	25
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$956	$34	31
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$336	$34	10
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$1,999	$83	26
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$842	$34	27
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$338	$11	34
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$320	$11	32
FirstGroup America	Oce	Oce Multifunction Centers	$1,207	$44	30
FirstGroup America	Oce	Oce Multifunction Centers	$1,348	$59	24
FirstGroup America	Oce	Oce Multifunction Centers	$2,018	$334	6
FirstGroup America	Oce	Oce Multifunction Centers	$2,286	$80	31
FirstGroup America	Oce	Oce Multifunction Centers	$1,818	$203	9
FirstGroup America	Oce	Oce Multifunction Centers	$2,843	$90	35
Henry Schein, Inc.	Oce	Oce Multifunction Centers	$792	$45	18
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$655	$130	5
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$10,154	$337	33
Norfolk Southern Railway Co	Oce	Oce Multifunction Centers	$1,713	$157	11
Norfolk Southern Railway Co	Oce	Oce Multifunction Centers	$2,039	$338	6
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$1,801	$75	22
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$1,681	$201	8
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$944	$38	23
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$3,100	$497	6
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$2,456	$336	7
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$2,379	$64	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$4,124	$111	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$5,785	$156	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$5,313	$143	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$7,761	$209	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$5,229	$141	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$1,190	$32	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$5,229	$141	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$6,503	$175	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$4,124	$111	36
Turner Construction Company	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$6,382	$254	24
Paric	Exabyte	Tape Drives	$11,379	$324	35
Sprint	Sun	Tape Drives	$239,396	$6,135	36
Salesforce.com	SUN	Tape Libraries	$4,371	$115	35
Weight Watchers	Adic	Tape Libraries	$110,871	$3,125	36
Dominion Resources Services	Fujitsu	Digital Storage	$25,512	$1,355	19
Garlich Printing	Rorke	Digital Storage	$33,950	$1,286	25
Garlich Printing	Rorke	Digital Storage	$53,274	$145	36
Geico	HP	Digital Storage	$40,627	$1,225	30
Geico	HP	Digital Storage	$80,436	$2,430	30
Kaiser Foundation	EMC	Digital Storage	$718,473	$18,769	36
Kaiser Foundation	IBM	Digital Storage	$143,013	$3,587	36
Marketing Direct	IBM	Digital Storage	$70,356	$2,657	25
NBC Universal	Avid	Digital Storage	$85,478	$2,179	36
Northrop Grumman	IBM	Digital Storage	$57,831	$1,502	36
Rodgers, Townsend	Qlogic	Digital Storage	$104,361	$4,212	26
Xerox	Sun	Digital Storage	$6,499	$167	34
Xerox	Sun	Digital Storage	$7,101	$353	17
Xerox	Sun	Digital Storage	$13,916	$373	35
Xerox	NetApp	Digital Storage	$9,739	$385	22
XM Satellite	Sun	Digital Storage	$285,000	$7,973	36
Anteon	HP	Audio Visual	$21,166	$760	30
Anteon	Infocus	Audio Visual	$11,165	$442	27
Community Hospital of Long Beach	Viewsonic	Audio Visual	$6,875	$181	36
Paric	Polycom	Audio Visual	$12,016	$342	35
Paric	Sony'	Audio Visual	$27,066	$1,167	22
Paric	Polycom	Audio Visual	$20,153	$574	35
Thomson Consumer	Christie	Audio Visual	$433,190	$11,486	36
Allserve Systems	Nortel	Telecom	$724,200	$21,513	36
Allserve Systems	Nortel	Telecom	$418,200	$12,423	36
Allserve Systems	Nortel	Telecom	$724,200	$21,513	36
Allserve Systems	Motorola	Telecom	$418,200	$12,423	36
Allserve Systems	Nortel	Telecom	$503,778	$14,965	36
Anteon	Nokia	Telecom	$7,156	$257	30
Anteon	Nokia	Telecom	$10,253	$420	26
Anteon	Nokia	Telecom	$15,532	$658	25
Anteon	Mitel	Telecom	$9,410	$397	25
Anteon	Nokia	Telecom	$8,112	$438	19
Cone Mills	Nortel	Telecom	$70,106	$1,960	36
GE Medical	Nokia	Telecom	$81,388	$2,194	36
Preferred Freezer Services	3Com	Telecom	$45,803	$1,289	36
Preferred Freezer Services	3Com	Telecom	$88,451	$2,489	36
Preferred Freezer Services	Intermec	Asset Tracking Systems	$89,470	$2,500	36
Allied Health Care Services	Respironics	Respiratory Therapy	$10,200	$346	24
Xerox	Dell	Dell Quad Core Servers	$3,488	$90	36

 RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing. The Partnership’s operating expenses decreased approximately $181,000 during 2009 and cash flow was sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees in 2009 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 81 employees as of December 31, 2009.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the end of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                      PROPERTIES

NOT APPLICABLE

ITEM 3:                      LEGAL PROCEEDINGS

In November 2009, CCC and the Trustee in the Allserve matter settled the ongoing adversary proceeding for approximately 4% of the amounts sought, pursuant to which the Trustee released all of its claims against the Commonwealth entities. CCC and the Trustee entered into a definitive Agreement of Settlement and Release on November 18, 2009 and Stipulation of Dismissal With Prejudice was entered into on December 13, 2009. CCC, while firmly believing that we would have prevailed on the merits at trial, and without admitting any liability or wrongdoing of any kind, determined that the cost of proceeding to trial would have been significantly greater than the amount needed to settle the matter.

In October 2009 we entered into a cure resolution agreement with Chrysler LLC, pursuant to which Chrysler paid, in November 2009, approximately $62,000 of past due amounts to cure its pre-bankruptcy defaults under its leases. Based upon this cure payment, we recovered 82.4% of the pre-bankruptcy receivables due from Chrysler and we are no longer involved in Chrysler’s bankruptcy proceedings.  We continue to process purchase orders and invoices for the remaining post-bankruptcy petition receivables still owed to us by Chrysler, which as of December 31, 2009 totaled approximately $49,000.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2009, there were 600 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  At December 31, 2009, the General Partner had redeemed 550 Units.  This redemption occurred in 2005. Subsequently, no additional Limited Partners have requested redemption of their units.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year.  Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners has received an amount equal to their Capital Contributions plus the Priority Return of 10% annum; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s Units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2009 and 2008:

Quarter Ended	2009	2008
March 31	$92,643	$370,569
June 30	92,643	369,134
September 30	92,643	185,285
December 31	92,643	185,284
	$370,572	$1,110,272

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on October 19, 2001 (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on July 8, 2002.  Our fund was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase technology equipment and lease it to businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating and finance leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

COMPETITIVE OUTLOOK

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which is intended to enhance returns. We believe our investment model will represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, our results could be adversely impacted.

 PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to:

(a)	acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to our limited partners;

(b)	preserve and protect limited partners’ capital

(c)	use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

(d)	refinance, sell or otherwise dispose of equipment in a manner that will maximize proceeds.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States.  Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, businesses located throughout the U.S., and industries served.

We also acquire high technology medical and telecommunications equipment. Our general partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Results from a December 2009 and January 2010 survey conducted by the Independent Equipment Company (“IEC”) and the Equipment Leasing & Finance Association (ELFA) showed an overall positive forecast for 2010 equipment leasing business volume, in which our fund has invested. High technology medical and information technology equipment ranked number one and two, respectively, on the Net Rising Index (which is a calculation based on the percentage of survey respondents who reported rising demand, less the percentage who reported falling demand) in this survey.  We believe that these results reflect an optimistic view of the future of equipment leasing, by indicating that equipment leasing volume is expected to rise throughout the United States in 2010.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Given these circumstances, we believe companies are increasingly turning to leasing as a financing solution.  We believe that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see for a company is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Lease Classification / Revenue Recognition

For the year ended December 31, 2009, we primarily entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements. Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, plus any unamortized initial direct costs, the estimated unguaranteed residual value of the equipment at lease termination, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

Our management reviews a customer’s credit history before extending credit. In the event of a default we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Long Lived Assets / Asset Impairments

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined that no impairment existed for the years ended December 31, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs.  All of our reimbursable expenses are expensed as they are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU amends FASB Codification topic 855, originally issued as FASB Statement 165, "Subsequent Events" (FAS 165). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU is effective upon issuance.    The Partnership adopted this ASU. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership does not anticipate that the adoption of this accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s financial statements.  The Partnership has adjusted historical GAAP references in its December 31, 2009 financial statements and Form 10-K to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  In the fourth quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In  December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In  December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets .  This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.   The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the year ended December 31, 2009 was generated from operating activities which generated approximately $536,000 and proceeds from the sale of equipment of approximately $23,000.  During 2009, CCC made a non-cash capital contribution of equipment of approximately $185,000. For the year ended December 31, 2008 our primary source of cash was from operating activities which generated approximately $869,000, proceeds from the sale of equipment of approximately $234,000 and non-cash capital contributions of equipment from CCC of approximately $18,000.

Our primary use of cash for the year ended December 31, 2009 was for capital expenditures of approximately $28,000 and distributions to partners of approximately $371,000.  This compares to capital expenditures of $102,000 and distributions of $1,110,000 for the year ended December 31, 2008.
The decrease in capital expenditures is the result of fewer new leases being added to the portfolio as we near the end of our operational phase.  Distributions decreased during 2009 because our general partner determined that it would be in the best interest of the partnership to preserve cash. Our general partner believes that such a strategy will lead to a potential increase in our ability to maximize any new lease acquisitions, thereby increasing cash flow and opportunity for future revenues as the operational phase of our partnership draws to a close.

For the year ended December 31, 2009, cash was provided by operating activities of approximately $536,000 which includes net income of approximately $32,000 and depreciation and amortization expenses of $570,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $227,000.  For the year ended December 31, 2008 cash of approximately $869,000 was provided by operating activities which includes a net loss of approximately $63,000 and depreciation and amortization expenses of $706,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $279,000 for that same period.

At December 31, 2009 and 2008 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At December 31, 2009 and 2008, the total cash balance was as follows:

At December 31,	2009	2008
Total bank balance	$ 256,000	$ 190,000
FDIC insurable limit	$ 250,000	$ 250,000
Uninsured amount	$ 6,000	$-

We mitigate the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  We deposit our funds with two institutions that are Moody's Aaa-and Aa3 Rated. These ratings represent prime and high grade marks of credit worthiness regarding the institution’s debt issues. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2009, we had future minimum rentals on noncancellable operating leases of approximately $240,000 for the year ending 2010 and $98,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2009, we had future minimum rentals on noncancellable direct financing leases of approximately $3,000 for the year ending 2010 and $4,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2009 was approximately $67,000 with interest rates ranging from 5.75% to 6.25% and which will be payable through July 2011.   At December 31, 2008 our debt balance was approximately $295,000 with interest rates ranging from 5.75% to 6.25% and which will be payable through July 2011.   Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2010, and therefore expects our cost of nonrecourse borrowing to remain steady throughout the next approximately 12 months.  We expect overall debt totals to continue to decrease as the number of new leases being added to the portfolio decreases.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Our share of the computer equipment in which we participated with other partnerships at December 31, 2009 was approximately $1,264,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2009 was approximately $18,274,000. Our share of the outstanding debt associated with this equipment at December 31, 2009 was approximately $67,000. The total outstanding debt related to the shared equipment at December 31, 2009 was approximately $1,853,000.  As we and the other programs managed by our general partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Total shared equipment and related debt are expected to remain relatively constant as a percentage of our portfolio for the next 12 months.

Our share of the computer equipment in which we participate with other partnerships at December 31, 2008 was approximately $1,323,000 and is included fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2008 was approximately $9,888,000. Our share of the outstanding debt associated with this equipment at December 31, 2008 was approximately $251,000. The total outstanding debt related to shared equipment at December 31, 2008 was approximately $3,477,000.

In an effort to increase cash flow our General Partner forgave $162,000 of payables owed to it by us during the year ended December 31, 2009 and CCC made a non-cash capital contribution of equipment to us in the amount of approximately $185,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during 2009 and 2008.   Our General Partner will continue to reassess the funding of limited partner distributions throughout 2010 and will continue to waive certain fees if it determines it is in our best interest to do so.

Our cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.  If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  We may also reduce the distributions to limited partners if our management deems it necessary.  Since our leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS FROM OPERATIONS

For the year ended December 31, 2009 we recognized revenue of approximately $841,000 and expenses of approximately $809,000 resulting in net income of approximately $32,000.   The net income is due in part to decreased reimbursable expenses, accounting and administrative expenses. In addition, we experienced a decrease in depreciation expense associated with leases in our portfolio coming to an end not being replaced with as many new purchases in 2009.  For the year ended December 31, 2008 we recognized revenue of approximately $1,088,000 and expenses of approximately $1,151,000 resulting in net loss of approximately $63,000.

We have entered into 147 leases that generated lease revenue of approximately $835,000 during 2009. As the operational phase of the partnership draws to a close, management does not expect to acquire as many new leases. Our investment strategy has always been to incorporate a conservative discipline with opportunity. We believe that this strategy has enabled the fund to acquire lease structures that maximize and potentially enhance overall performance for investors.

Lease revenue decreased to approximately $835,000 for the year ended December 31, 2009 from approximately $1,007,000 for the year ended December 31, 2008. This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during 2009. Additionally, several types of equipment had fully depreciated during 2008 and were not replaced with new equipment within the fund.

For the years ended December 31, 2009 and 2008, we recognized interest income of $1,000 and $81,000 respectively, as a result of monies being invested in multiple money market accounts that invest directly in cash or treasury obligations pending our use of such funds.  The amount in such accounts, and therefore the interest income therefrom, will fluctuate throughout 2010 due to many factors, including the pace of equipment acquisitions and distributions.

For the years ended December 31, 2009 and 2008, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $216,000 during 2009 from $397,000 in 2008.  This decrease is primarily attributable to our general partner’s decision to waive certain administrative fess in an effort to increase cash flow. Additionally, we experienced decreases in the need for due diligence, legal and administrative services as the fund’s lifecycle progresses.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2009 equipment management fees of approximately $42,000 were earned but were waived by our General Partner in order to assist cash flow within our fund. For the year ended December 31, 2008 the equipment management fee was approximately $50,000, of that amount, our General Partner chose to waive approximately $36,000.

For the year ended December 31, 2009, interest expense decreased to approximately $11,000 from approximately $18,000 for the year ended December 31, 2008. This decrease is a result of our general partner’s decision to assume less debt obligations associated with lease purchases during 2009.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2009 and 2008 these expenses decreased to approximately $570,000 and $706,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2009.

NET INCOME

Net income increased to approximately $32,000 for the year ended December 31, 2009 from a net loss of approximately $63,000 for the year ended December 31, 2008. The changes in net income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7.A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2009 and 2008, and the report thereon of Asher & Company, Ltd. are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2009, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund V, Commonwealth Income & Growth Fund VI, and Commonwealth Income & Growth Fund VII and is the manager of several private entities.  The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford PA 19317 and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

William Pieranunzi III	Director of CCC and CCSC

Lynn A. Franceschina	Director and Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 50, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 59, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the National Association of Equipment Leasing Brokers and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    William Pieranunzi III, age 52, joined Commonwealth in November 2007 as President of CCSC, the broker/dealer affiliate.  As President, Mr. Pieranunzi was responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  In August 2009, Mr. Pieranunzi resigned as President of CCSC, but remains a director of CCC and CCSC. Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in September 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Lynn Franceschina , age 38, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, and the Institute of Management Accountants.

    Jay Dugan, age 61, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 68, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    Mark Hershenson, age 44, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    James Pruett, age 44, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 38, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 47, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.   From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 63, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked as an accountant at Sunoco Logistics Partners LP located in Philadelphia from February 2002 to August 2006, and at Sunoco, Inc. from September 1985 through January 2002.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

     Donnamarie D. Abbott, age 51, joined Commonwealth in 2001 as an Investor Services Specialist and Assistant Office Manager. She was named Investor Services Manager in April 2005 and as Vice President of the parent and its affiliates in April 2006.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

    Lisa Renshaw, age 51, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976

 The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

The Partnership has no audit committee financial expert, as defined in Item 401 of Regulation S-K (17 CFR § 229.401) under the Exchange Act, serving on its audit committee.  An audit committee is not required because the Partnership’s units are not listed securities (as defined by 17 CFR § 240.10A-3); therefore, no audit committee financial expert is required.

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

		AMOUNT	AMOUNT
ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2009	DURING 2008

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. The amounts set forth on this table do not include expenses incurred in the offering of units.

		$98,000	$315,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2009, the remaining balance of prepaid acquisition fees was approximately $52,000, which will be earned in future periods.	$9,000	$11,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$ -	$ 1,700
The General Partner
Equipment Management Fee. A monthly fee equal to the lesser of (I) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) five percent of the gross lease revenues attributable to equipment which is subject to operating leases.For the year ended December 31, 2009 the equipment management fee of approximately $42,000, was earned but was waived.  For the year ended December 31, 2008 the equipment management fee was approximately $50,000, of that amount, the General Partner chose to waive approximately $36,000.

		$-	$14,000
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

		$1,000	$8,000
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
		$---	$---

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES:  COMPETITION FOR MANAGEMENT’S TIME

The General Partner and its affiliates sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of equipment as well as opportunities to lease and sell such equipment.  Competition for equipment has occurred and is likely to occur in the future.  The General Partner and its affiliates may also form additional investor programs, which may be competitive with the Partnership.

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

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment programs formed by the General Partner or its affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliate, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of all programs and if all the following conditions are met: (i) all the programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriate diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

“Finance Lease” generally means a full-payout, non-cancellable agreement in which the customer is responsible for maintenance, taxes and insurance. The term also refers in Article 2A of the Uniform Commercial Code to a special type of lease in which the lessor, lessee and the manufacturer have contractual relationships and the lessor at all times, with the lessee’s acknowledgement, remains a passive investor where the lessee makes most equipment decisions directly with the manufacturer.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,000 and $40,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were approximately $2,000 and $9,000, respectively.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors if the General Partner, or paid by the Partnership during 2009, besides fees related to audit or tax compliance.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 15, 2010 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
By: COMMONWEALTH INCOME & GROWTH FUND,INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010.

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund IV

Financial Statements
Years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2009 and 2008, and the related statements of operations and Partners’ capital and cash flows for each of the two years in the period ended December 31, 2009. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
April 14, 2010

Commonwealth Income
& Growth Fund IV

Balance Sheets

December 31,	2009	2008

ASSETS
Cash and cash equivalents	$154,079	$952
Lease income receivable, net of reserve of $280,322 and $326,547
at December 31, 2009 and 2008, respectively	36,475	194,452
Accounts receivable, affiliated limited partnerships	-	4,826
Accounts receivable, other	6,825	-
Refundable deposits	1,130	1,130
Prepaid expenses	91	421
	198,600	201,781

Net investment in Finance Leases	6,678	-

Computer equipment, at cost	5,489,325	5,636,397
Accumulated depreciation	(4,904,218)	(4,696,535)
	585,107	939,862

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of $36,646 and $51,128, at
December 31, 2009 and 2008, respectively	14,791	25,948
Prepaid acquisition fees, General Partner	52,006	60,811
	66,797	86,759

Total assets	$857,182	$1,228,402

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$81,537	$138,763
Accounts payable, General Partner	293,076	291,603
Accounts payable, Commonwealth Capital Corp.	489,618	618,684
Other accured expenses	28,785	-
Unearned lease income	51,821	48,485
Notes payable	67,243	294,636
Total liabilities	1,012,080	1,392,171

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(155,898)	(164,769)
Total Partners' Capital	(154,898)	(163,769)

Total Liabilities and Partners' Capital	$857,182	$1,228,402

see accompanying notes to financial statements

Commonwealth Income
& Growth Fund IV

Statements of Operations

Years ended December 31,	2009	2008

Revenue
Lease	$834,758	$1,007,188
Interest and other	1,059	80,813
Gain on sale of computer equipment	4,892	81
Total revenue	840,709	1,088,082

Expenses
Operating, excluding depreciation	216,019	397,270
Equipment management fee, General Partner	-	14,635
Interest	11,127	17,762
Depreciation	550,361	673,707
Amortization of equipment acquisition costs and deferred expenses	19,963	32,411
Bad debt expense	11,195	15,410

Total expenses	808,665	1,151,195

Net income (loss)	$32,044	$(63,113)

Net income (loss) allocated to Limited Partners	$32,044	$(63,113)

Net income (loss) per equivalent limited partnership unit	$0.04	$(0.08)

Weighted average number of equivalent
limited partnership units outstanding during
the year	749,400	749,400

see accompanying notes to financial statements

Commonwealth Income
& Growth Fund IV

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	749,400	$ 1,000	$ 868,511	$ 869,511
Net (loss)	-	-	-	(63,113)	(63,113)
Forgiveness, fees	-	-	-	52,053	52,053
Forgiveness, expenses	-	-	-	70,000	70,000
Capital contributions- CCC	-	-	-	18,052	18,052
Distributions	-	-	-	(1,110,272)	(1,110,272)
Balance, December 31, 2008	50	749,400	$ 1,000	$ (164,769)	$ (163,769)
Net (loss)	-	-	-	32,044	32,044
Forgiveness, payables	-	-	-	161,962	161,962
Capital contributions- CCC	-	-	-	185,437	185,437
Distributions	-	-	-	(370,572)	(370,572)
Balance, December 31, 2009	50	749,400	$ 1,000	$ (155,898)	$ (154,898)

See accompanying notes to financial statements

Commonwealth Income
& Growth Fund IV

Statements of Cash Flows

Years ended December 31,	2009	2008

Cash flows from operating activities
Net income (loss)	$32,044	$(63,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	570,324	706,118
(Gain) on sale of computer equipment	(4,892)	(81)
Bad debt expense	11,195	15,410
Other noncash activities:
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to banks	(227,393)	(279,083)
Earned interest on finance leases	(87)	-
Changes in assets and liabilities
Lease income receivable	146,782	(92,740)
Accounts receivable, General Partner	-	2,075
Accounts receivable, affiliated limited partnerships	4,826	20,129
Accounts receivable, other	(6,825)	-
Prepaid expenses	330	(304)
Accounts payable	(57,226)	108,808
Accounts paybls, General Partner	1,473	246,981
Accounts, payable, Commonwealth Capital Corp.	32,895	573,697
Accounts payable.affiliated limited partnerships	-	302
Other accrued expenses	28,785	(370,573)
Unearned lease income	3,336	1,482
Net cash provided by operating activities	535,567	869,108

Cash flows from investing activities
Capital expenditures	(27,819)	(102,111)
Payments from finance leases	274	-
Purchase of finance leases	(6,866)	-
Acquisition fees paid to General Partner	-	(8,617)
Net proceeds from sale of computer equipment	22,543	233,496
Net cash (used in) provided by investing activities	(11,868)	122,768

Cash flows from financing activities
Capital Contributions	-	18,052
Distributions to partners	(370,572)	(1,110,272)
Other receivable, Commonwealth Capital Corp.	-	11,128
Debt placement fee to the General Partner	-	(1,740)
Net cash (used in) financing activities	(370,572)	(1,082,832)

Net increase in cash	153,127	(90,956)
Cash at beginning of year	952	91,908

Cash at end of year	$154,079	$952
See accompanying notes to financial statements

Commonwealth Income
& Growth Fund IV

Notes to Financial Statements

1.  Business

Commonwealth Income and Growth Fund IV (“CIGF4”) was formed on April 20, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered $15,000,000 of Limited Partnership units to the public on October 19, 2001.  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002.  The Partnership was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold.

 The Partnership used the proceeds of the offering to acquire, own and lease various types of computer technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2013.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2009 and 2008, annual cash distributions to limited partners were made at a rate of approximately 2.5% and 7.5% respectively, of their original contributed capital.  Distributions during 2009 and 2008 reflect an annual return of capital in the amount of approximately $0.49 and $1.48 respectively, per weighted average number of limited partnership units outstanding during the year.

In an effort to increase cash flow for the Partnership the General Partner forgave $162,000 of payables owed to it by the Partnership during the year ended December 31, 2009 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $185,000. Additionally, the General Partner elected to forgo any distributions and allocations of net income owed to it during 2009 and 2008.   The General Partner will continue to reassess the funding of limited partner distributions throughout 2010 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.  The Partnership’s cash from operations is expected to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.

 2.  Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2009, the Partnership has primarily entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

As of December 31, 2009, all equipment purchased by the Partnership is subject to an operating or finance lease.

The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating or finance leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  Finance leases may be short term, but during the term the lessor generally recovers at least 90% of the original equipment cost during the lease term.  Our finance leases will typically be short-term leases (generally 12-48 months) to fit within our investment parameters.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  For the years ended December 31, 2009 and 2008 the Partnership determined that no impairment existed.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash

At December 31, 2009 and 2008 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At December 31, 2009 and 2008, the total cash balance was as follows:

At December 31,	2009	2008
Total bank balance	$256,000	$190,000
FDIC insurable limit	$250,000	$250,000
Uninsured amount	$6,000	$-

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

Accounts Receivable

Accounts receivable includes current accounts receivable, net of allowances and other accruals.  The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity level uncertain tax positions. In addition, the Partnership believes its tax status as a pass through entity would be sustained under U.S. Federal, state or local tax examination. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease revenue.

Syndication costs

Syndication costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s Units. Selling commissions were 8% of the partners’ contributed capital and dealer manager fees were 1% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU amends FASB Codification topic 855, originally issued as FASB Statement 165, "Subsequent Events" (FAS 165). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU is effective upon issuance.    The Partnership adopted this ASU. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership does not anticipate that the adoption of this accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s financial statements.  The Partnership has adjusted historical GAAP references in its December 31, 2009 financial statements and Form 10-K to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  In the fourth quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In  December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In  December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets .  This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.   The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2009 and December 31, 2008 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and December 31, 2008.

Reclassification

Certain previously reported amounts relating to acquisition fees, accounts payable and accounts receivable, Commonwealth Capital Corp. have been reclassified to conform to the current presentation. The net results of the reclassifications did not have a material impact on the Partnership’s previously reported financial position, statements of cash flows or results of operations.

3.  Computer Equipment

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the years ended December 31, 2009 and 2008, the Partnership’s leasing operations consisted primarily of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

In December 2009, the Partnership entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement.
For finance leases, we record, at lease inspection, total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment is recorded as unearned finance income. Interest income is earned on the finance receivable over the lease term using the interest method.  As required, each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  For the years ended December 31, 2009 and 2008, the Partnership paid approximately $121,000 and $65,000, respectively.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2009 and December 31, 2008 was approximately $1,264,000 and $1,323,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2009 and December 31, 2008 was approximately $18,274,000 and $9,888,000 and, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2009 and December 31, 2008 was approximately $67,000 and $251,000, respectively.  The total outstanding debt associated with this equipment at December 31, 2009 and December 31, 2008 was approximately $1,853,000 and $3,477,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2009:

Year Ending December 31,	Amount

2010	$239,913
2011	82,440
2012	15,763
$338,116

The following lists the components of the net investment in direct financing leases at December 31, 2009.

Year ended December 31,	2009
Total minimum lease payments to be received	$7,174
Estimated residual value of leased equipment (unguaranteed)	735
Less: unearned income	(1,231)
Net investment in direct finance leases	$6,678

The following is a schedule of future minimum rentals on noncancelable direct financing leases at December 31, 2009:

Year Ending December 31,	Amount

2010	$3,288
2011	3,289
2012	597
$7,174

4.  Significant Customers

Leases equal to or exceeding 10% of lease revenue for the year ended December 31:

2009
GEICO	24%
Weight Watchers	11%
Chrysler	10%

2008
GEICO	15%
Raytheon	14%
Xerox	10%

Lessees equal to or exceeding 10% of net accounts receivable at December 31:

2009
Allserve Systems Corp.	80%
Chrysler	14%

2008
Allserve Systems Corp.	50%
Sprint	14%
Chrysler	12%

5.  Related Party Transactions

Year ended December 31,	2009	2008

Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. These amounts are included in operating expense. See “Summary of Significant Accounting Policies - Reimbursable Expenses, “above.	$98,000	$315,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2009, the remaining balance of prepaid acquisition fees was approximately $52,000, which will be earned in future periods.	$9,000	$11,000

Debt placement Fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$-	$1,700

Equipment Management Fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.    For the year ended December 31, 2009 equipment management fees of approximately $42,000 were earned but were waived by the General Partner. For the year ended December 31, 2008 the equipment management fee was approximately $50,000, of that amount, the General Partner chose to waive approximately $36,000.
	$-	$14,000

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
	$1,000	$8,000

6.  Notes Payable

Notes payable consisted of the following:

December 31,	2009	2008

Installment notes payable to banks; interest ranging from 5.90% to 6.25% due in monthly and quarterly installments ranging from $859 to $22,096, including interest, with final payments from January through October 2009	$-	$186,155

Installment notes payable to banks; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	67,243	108,481
	$67,243	$294,636

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2009 are as follows:

Year ending December 31,

2010	$43,290
2011	23,953
$67,243

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2009	2008

Forgiveness of related party payables recorded as a capital contribution	$161,961	$122,053

Capital Contributions of equipment transfer from CCC	$185,437	$18,052

Debt assumed in connection with purchase of computer equipment	$-	$174,046

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$9,000	$11,045

For the year ended December 31, 2009, the Partnership wrote-off previously reserved accounts receivable of $57,420.

8.  Commitments and Contingencies

In November 2009, CCC and the Trustee in the Allserve matter settled the ongoing adversary proceeding for approximately 4% of the amounts sought, pursuant to which the Trustee released all of its claims against the Commonwealth entities. CCC and the Trustee entered into a definitive Agreement of Settlement and Release on November 18, 2009 and Stipulation of Dismissal with Prejudice was entered into on December 13, 2009. CCC while firmly believing that we would have prevailed on the merits at trial, and without admitting any liability or wrongdoing of any kind, determined that the cost of proceeding to trial would have been significantly greater than the amount needed to settle the matter.

In October 2009 we entered into a cure resolution agreement with Chrysler LLC, pursuant to which Chrysler paid, in November 2009, approximately $62,000 of past due amounts to cure its pre-bankruptcy defaults under its leases. Based upon this cure payment, we recovered 82.4% of the pre-bankruptcy receivables due from Chrysler and we are no longer involved in Chrysler’s bankruptcy proceedings.  We continue to process purchase orders and invoices for the remaining post-bankruptcy petition receivables still owed to us by Chrysler, which as of December 31, 2009 totaled approximately $49,000.

9.  Reconciliation of Net Income (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

Year ended December 31,	2009	2008

Net income (loss) for financial reporting purposes to taxable (loss)	$32,044	$(63,113)
Adjustments
(Loss) on sale of computer equipment	(75,185)	(322,877)
Depreciation	(186,403)	(475,797)
Amortization	15,854	15,052
Unearned lease income	3,339	1,482
Penalties	1,159	-
Bad debts	(30,815)	-
Other	(20,174)	17,598
Taxable (loss) on the Federal
Partnership return	$(260,181)	$(827,655)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

10.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2009 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2009

Revenues
Lease and other	$239,508	$225,823	$183,848	$186,638
Gain (loss) on sale of
computer equipment	8,972	(7,710)	2,718	913
Total revenues	248,480	218,113	186,566	187,550

Total costs and expenses	198,073	207,660	186,742	216,190

Net income (loss)	$50,407	$10,453	$(176)	$(28,640)
Net income (loss) allocated to limited partners	$50,407	$10,453	$(176)	$(28,640)
Income (loss) per limited partner unit	$0.07	$0.01	$-	$(0.04)

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2008

Revenues
Lease and other	$294,302	$253,093	$301,242	$239,365
Gain (loss) on sale of
computer equipment	5,187	(19,307)	18,404	(4,203)

Total revenues	299,489	233,786	319,646	235,162

Total costs and expenses	353,578	338,840	218,755	240,022

Net income (loss)	$(54,089)	$(105,054)	$100,891	$(4,861)
Net income (loss) allocated to limited partners	$(54,089)	$(105,054)	$100,891	$(4,861)
Net income (loss) per limited partner unit	$(0.07)	$(0.14)	$0.13	$0.01