Form 10-Q
period 2010-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2010-05-17
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010     or

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

FORM 10-Q
March 31, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$231,316	$154,079
Lease income receivable, net of reserve of $277,328 and $280,322
at March 31, 2010 and December 31, 2009, respectively	16,835	36,475
Accounts receivable, other	6,778	6,825
Refundable deposits	1,130	1,130
Prepaid expenses	776	91
	256,835	198,600

Net investment in finance leases	6,098	6,678

Computer equipment, at cost	3,197,361	5,489,325
Accumulated depreciation	(2,672,164)	(4,904,218)
	525,197	585,107

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of $15,571 and $36,646 at
March 31, 2010 and December 31, 2009, respectively	14,523	14,791
Prepaid acquisition fees	49,782	52,006
	64,305	66,797

Total assets	$852,435	$857,182

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$99,883	$81,537
Accounts payable, General Partner	292,886	293,076
Accounts payable, Commonwealth Capital Corp.	422,268	489,618
Other accured expenses	11,174	28,785
Unearned lease income	41,956	51,821
Notes payable	56,651	67,243
Total liabilities	924,818	1,012,080

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(73,383)	(155,898)
Total Partners' Capital	(72,383)	(154,898)

Total Liabilities and Partners' Capital	$852,435	$857,182

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2010	2009

Revenue
Lease	$139,841	$239,238
Interest and other	645	270
Gain on sale of computer equipment	32,038	8,972
Total revenue	172,524	248,480

Expenses
Operating, excluding depreciation	33,318	46,017
Interest	967	3,782
Depreciation	115,194	142,829
Amortization of equipment acquisition costs and deferred expenses	2,492	5,445
Total expenses	151,971	198,073

Net income	$20,553	$50,407

Net income allocated to Limited Partners	$20,553	$50,407

Net income per equivalent limited partnership unit	$0.03	$0.07

Weighted average number of equivalent
limited partnership units outstanding during
the year	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital
For the three months ended March 31, 2010
(unaudited)
[Missing

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	749,400	$ 1,000	$ (155,898)	$ (154,898)
Net income	-	-	-	20,553	20,553
Forgiveness, payables	-	-	-	100,000	100,000
Capital contributions- CCC	-	-	-	54,605	54,605
Distributions	-	-	-	(92,643)	(92,643)
Balance, March 31, 2010	50	749,400	$ 1,000	$ (73,383)	$ (72,383)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flows
(unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009

Net cash provided by operating activities	$137,699	$162,309

Cash flows from investing activities
Capital expenditures	(1,008)	(19,413)
Payments from finance leases	822	-
Net proceeds from sale of computer equipment	32,367	12,951
Net cash (used in) provided by investing activities	32,181	(6,462)

Cash flows from financing activities
Distributions to partners	(92,643)	(92,643)
Net cash (used in) financing activities	(92,643)	(92,643)

Net increase in cash	77,237	63,204

Cash and cash equivalents at beginning of the period	154,079	952

Cash and cash equivalents at end of the period	$231,316	$64,156

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

 The Partnership used the proceeds of the offering to acquire, own and lease various types of  information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2013.

In an effort to increase cash flow for the Partnership the General Partner forgave approximately $100,000 of payables owed to it by the Partnership during the three months ended March 31, 2010 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $55,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the three months ended March 31, 2010.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The Partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined no impairment analysis was necessary at March 31, 2010 and 2009 as no impairment indicators were noted.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs increase, as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

Cash and cash equivalents

At March 31, 2010 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2010, the total cash bank balance of $242,000 did not exceed the federally insured limit of $250,000.

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership adopted this ASU in the first quarter of 2010. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership adopted this ASU in the first quarter of 2010. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets . This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

3. Computer Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the three months ended March 31, 2010 the Partnership’s leasing operations consisted primarily of operating leases.   For the three months ended March 31, 2009 the Partnership’s leasing operations consisted solely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

In December 2009, the Partnership entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2010 and 2009, remarketing fees were incurred in the amounts of $19,000 and $37,000, respectively. For the three months ended March 31, 2010 and 2009 remarketing fees were paid in the amount of $28,000 and $43,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2010 and December 31, 2009 was approximately $1,264,000, for both periods and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2010 and December 31, 2009 was approximately $18,274,000 for both periods. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2010 and December 31, 2009 was approximately $57,000 and $67,000, respectively.  The total outstanding debt associated with this equipment at March 31, 2010 and December 31, 2009 was approximately $1,548,000 and $1,853,000, respectively.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2010:

Amount
Nine months ended December 31, 2010	$195,000
Year Ended December 31, 2011	102,000
Year Ended December 31, 2012	23,000
Year Ended December 31, 2013	300
$320,300

The following lists the components of the net investment in direct financing leases at March 31, 2010:

Amount
Total minimum lease payments to be received	$6,000
Estimated residual value of leased equipment (unguaranteed)	1,000
Less: unearned income	(1,000)
Net investment in direct finance leases	$6,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2010:

Amount
2010	$2,000
2011	3,000
2012	1,000
$6,000

4. Related Party Transactions

Forgiveness of Related Party payables

During the three months ended March 31, 2010, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $100,000.  Additionally, CCC made a noncash capital contribution of equipment to the Partnership in the amount of approximately $55,000.

Three months ended March 31,	2010	2009

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See "Summary of Significant Accounting Policies - Reimbursable Expenses, "above.
	$ 15,000	$ 16,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2010, the remaining balance of prepaid acquisition fees was approximately $50,000, which is expected to be earned in future periods.
	$ 2,000	$ 7,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For three months ended March 31, 2010 equipment management fees of approximately $3,000 were earned but were waived by the General Partner. For the three months ended March 31, 2009, equipment management fees of approximately $12,000 were earned and were waived by the General Partner.
	$ -	$ -

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by he limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds form such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties.
	$ -	$ 1,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2010	December 31, 2009

Installment notes payable to bank; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	$57,000	$67,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2010 are as follows:

Amount
Nine months ended December 31, 2010	$33,000
Year ended December 31, 2011	24,000
$57,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$10,000	$65,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2010	2009
Forgiveness of related party payables recorded as a capital contribution	$100,000	$40,000
Capital Contribution- equipment transfer from CCC	$55,000	$50,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$2,000	$3,000

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

 COMPUTER EQUIPMENT

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

REVENUE RECOGNITION

Through March 31, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at March 31, 2010 and 2009 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the three months ended March 31, 2010 were provided by operating activities of approximately $138,000 and proceeds from the sale of equipment in the amount of approximately $32,000. This compares to the three months ended March 31, 2009 where our primary sources of cash were provided by operating activities of approximately $162,000 and proceeds from the sale of computer equipment of approximately $13,000.   Additionally, for the three months ended March 31, 2010 and 2009, CCC made a non-cash capital contribution of equipment in the amount of approximately $55,000 and $50,000, respectively.

Our primary uses of cash for the three months ended March 31, 2010 and 2009 were for capital expenditures for new equipment of $ 1,000 and $19,000 respectively, and the payment of distributions to partners of approximately $93,000 each year.

While we intend to invest additional capital in equipment during the remainder of 2010, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2010, cash was provided by operating activities of approximately $138,000, which includes net income of approximately $21,000, a gain on sale of equipment of approximately $32,000 and depreciation and amortization expenses of approximately $118,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $11,000.

For the three months ended March 31, 2009, cash was provided by operating activities of approximately $162,000, which includes net income of approximately $50,000, a gain on sale of equipment of approximately $9,000, and depreciation and amortization expenses of approximately $148,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $65,000.

At March 31, 2010 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2010, the total cash bank balance of $242,000 did not exceed the federally insured limit of $250,000.

We mitigate the risk of holding uninsured deposits by only depositing funds with major a financial institution.  We deposit our funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  We have not experienced any losses in such accounts, and believe that we are not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2010, we had future minimum rentals on non-cancelable leases of approximately $195,000 for the balance of the year ending December 31, 2010 and approximately $125,000 thereafter.    As of March 31, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $2,000 for the balance of the year ending December 31, 2010 and approximately $4,000 thereafter.

As of March 31, 2010, our debt was approximately $57,000, with an interest rate of 5.75% and will be payable through July 2011.

In an effort to increase cash flow our General Partner forgave approximately $100,000 of payables owed to it by us during the three months ended March 31, 2010 and CCC made a non-cash capital contribution of equipment in the amount of approximately $55,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2010 and 2009.

Our General Partner will continue to reassess the funding of limited partner distributions throughout 2010 and will continue to waive certain fees if the General Partner determines it is in our best interest to do so.  If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits.  Since our leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to Three Months March 31, 2009

For the three months ended March 31, 2010, we recognized revenue of approximately $173,000, and expenses of approximately $152,000 resulting in net income of approximately $21,000. Net income is primarily due to a gain from the sale of equipment and decreases in depreciation expense due to equipment being fully depreciated/amortized and not being replaced with as many new purchases and a decrease in operating expenses due to enhanced operating efficiencies within the fund.  For the three months ended March 31, 2009, the Partnership recognized revenue of approximately $248,000, and expenses of approximately $198,000, resulting in net income of approximately $50,000.

Lease revenue decreased to $140,000 for the three months ended March 31, 2010, from $239,000 for the three months ended March 31, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended March 31, 2010.

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $33,000 for the three months ended March 31, 2010, compared to $46,000 for the three months ended March 31, 2009.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our management’s decision to waive certain fees during the three months ended March 31, 2010.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. In an effort to increase cash flows, our General Partner waived equipment management fees of approximately $3,000 for the three months ended March 31, 2010.  This fee was approximately $12,000 for the three months ended March 31, 2009 and was also waived by our General Partner.

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $118,000 for the three months ended March 31, 2010, from $148,000 for the three months ended March 31, 2009 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

We sold computer equipment with a net book value of approximately $300 for the three months ended March 31, 2010, for a net gain of approximately $32,000.  We sold computer equipment with a net book value of approximately $4,000 for the three months ended March 31, 2009, for a net gain of approximately $9,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2010 or subsequent to the date of the evaluation.

Part II:                      OTHER INFORMATION

Item 1.      Legal Proceedings

N/A

Item 1A.    Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2010, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 17, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 17, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer