Form 10-Q
period 2010-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2010-08-16
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010     or

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

FORM 10-Q
JUNE 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$210,449	$154,079
Lease income receivable, net of reserve of approximately $32,000 and $280,000 at June 30, 2010 and December 31, 2009, respectively	48,294	36,475
Accounts receivable, other affiliated partnerships	6,778	6,825
Refundable deposits	1,130	1,130
Prepaid expenses	646	91
	267,297	198,600

Net investment in finance leases	5,491	6,678

Technology equipment, at cost	3,359,271	5,489,325
Accumulated depreciation	(2,789,477)	(4,904,218)
	569,794	585,107

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $18,000 and $37,000 at June 30, 2010 and December 31, 2009, respectively	14,929	14,791
Prepaid acquisition fees	46,642	52,006
	61,571	66,797

Total assets	$904,153	$857,182

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$98,377	$81,537
Accounts payable, General Partner	293,139	293,076
Accounts payable, Commonwealth Capital Corp.	424,032	489,618
Other accrued expenses	8,772	28,785
Unearned lease income	36,415	51,821
Notes payable	106,448	67,243
Total liabilities	967,183	1,012,080

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(64,030)	(155,898)
Total Partners' Capital	(63,030)	(154,898)

Total Liabilities and Partners' Capital	$904,153	$857,182

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
	2010	2009	2010	2009
Revenue
Lease	$136,364	$225,650	$276,205	$464,888
Interest and other	1,687	173	2,332	443
Gain on sale of computer equipment	154	-	32,192	1,262
Total revenue	138,205	225,823	310,729	466,593

Expenses
Operating, excluding depreciation	40,129	52,917	73,446	98,934
Interest	814	3,345	1,781	7,127
Depreciation	118,789	136,062	233,983	278,891
Amortization of equipment acquisition costs and deferred expenses	2,733	5,336	5,225	10,781
Bad debt expense	207	10,000	207	10,000
Loss on sale of computer equipment	-	7,710	-	-
Total expenses	162,672	215,370	314,642	405,733

Net income (loss)	$(24,467)	$10,453	$(3,913)	$60,860

Net income (loss) allocated to Limited Partners	$(24,467)	$10,453	$(3,913)	$60,860

Net income (loss) per equivalent Limited Partnership unit	$(0.03)	$0.01	$(0.01)	$0.08

Weighted average number of equivalent limited partnership units outstanding during the period	749,400	749,400	749,400	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Partners' Capital (Deficit)
For the six months ended June 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	749,400	$1,000	$(155,898)	$(154,898)
Net (loss)	-	-	-	(3,913)	(3,913)
Forgiveness, payables	-	-	-	130,000	130,000
Capital contributions- CCC	-	-	-	151,067	151,067
Distributions	-	-	-	(185,286)	(185,286)
Balance, June 30, 2010	50	749,400	$1,000	$(64,030)	$(63,030)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2010	2009

Net cash provided by operating activities	$208,247	$268,525

Investing activities:
Capital Expenditures	(1,009)	(32,717)
Payments from finance leases	1,644	-
Net proceeds from the sale of computer equipment	32,774	15,715
Net cash (used in) provided by investing activities	33,409	(17,002)

Financing activities:
Distributions to partners	(185,286)	(185,286)
Net cash (used in) financing activities	(185,286)	(185,286)

Net increase in cash and cash equivalents	56,370	66,237

Cash and cash equivalents beginning of period	154,079	952

Cash and cash equivalents end of period	$210,449	$67,189

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

 The Partnership used the proceeds of the offering to acquire, own and lease various types of  information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly-owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2013.

In an effort to increase cash flow for the Partnership the General Partner forgave approximately $130,000 of payables owed to it by the Partnership during the six months ended June 30, 2010 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $151,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the six months ended June 30, 2010.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009.

Revenue Recognition

Through June 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

In December 2009, we entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and the loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

Depreciation on technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs increase, as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

Accounts Receivable

The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

During the second quarter of 2010, the Partnership wrote off approximately $249,000 of reserves on accounts receivable.

Cash and cash equivalents

At June 30, 2010 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash bank balance of $217,000 did not exceed the federally insured limit of $250,000.

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

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity-level uncertain tax positions. In addition, the Partnership believes its tax status as a pass-through entity would be sustained under U.S. federal, state or local tax examination. The Partnership files U.S. federal and various state income tax returns and is generally subject to examination by federal, state and local income tax authorities for three years from the filing of a tax return.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this is ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Partnership is currently evaluating the potential impact of the adoption of this ASU on its financial statements.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

For the six months ended June 30, 2010 the Partnership’s leasing operations consisted primarily of operating leases and for the six months ended June 30, 2009 the Partnership’s leasing operations consisted solely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the six months ended June 30, 2010 and 2009, remarketing fees were incurred in the amounts of $30,000 and $46,000, respectively. For the six months ended June 30, 2010 and 2009 remarketing fees were paid in the amount of $35,000 and $81,000, respectively.

The Partnership’s share of the technology equipment in which it participates with other partnerships at June 30, 2010 and December 31, 2009 was approximately $1,423,000 and $1,264,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2010 and December 31, 2009 was approximately $18,853,000 and $18,274,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2010 and December 31, 2009 was approximately $106,000 and $67,000, respectively.  The total outstanding debt associated with this equipment at June 30, 2010 and December 31, 2009 was approximately $1,439,000 and $1,853,000, respectively.

Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2010:

Amount
Six months ended December 31, 2010	$257,000
Year Ended December 31, 2011	157,000
Year Ended December 31, 2012	78,000
Year Ended December 31, 2013	7,000
$499,000

The following lists the componnts of the net investment in direct financing leases at June 30, 2010:

Amount
Total minimum lease payments to be received	$5,500
Estimated residual value of leased equipment (unguaranteed)	1,000
Less: unearned income	(1,000)
Net investment in direct finance leases	$5.500

The following is a schedule of future minimum rentals on noncancelable direct financing leases at June 30, 2010:

Amount
Six months ended December 31, 2010	$2,000
Year Ended December 31, 2011	3,000
Year Ended December 31, 2012	500
$5,500

4. Related Party Transactions

Forgiveness of Related Party payables

During the six months ended June 30, 2010, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $130,000.  Additionally, CCC made noncash capital contributions of equipment to the Partnership in the amount of approximately $151,000.

Six months ended June 30,	2010	2009

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See "Summary of Significant Accounting Policies - Reimbursable Expenses,” above.	$45,000	$55,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At June 30, 2010, the remaining balance of prepaid acquisition fees was approximately $47,000, which is expected to be earned in future periods.	$5,000	$6,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. For six months ended June 30, 2010 total equipment management fees of approximately $14,000 were earned but were waived by the General Partner. For the six months ended June 30, 2009, total equipment management fees of approximately $23,000 were earned but waived by the General Partner.
	$-	$ -

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
For the six months ended June 30, 2010, such fees were waived by the General Partner.
	$-	$1,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2010	December 31, 2009

Installment notes payable to bank; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	$46,000	$67,000

Installment note payable to bank; interest at 7.50% due in monthly installments ranging of $6,632, including interest, with final payment in October 2012	60,000	-
	$106,000	$67,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2010 are as follows:

Amount
Six months ended December 31, 2010	$34,000
Year ended December 31, 2011	47,000
Year ended December 31, 2012	25,000
$106,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$28,000	$129,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2010	2009
Forgiveness of related party payables recorded as a capital contribution	$130,000	$79,000
Capital Contribution- equipment transfer from CCC	$151,000	$111,000
Debt assumed in connection with purchase of technology equipment	$67,000	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment	$5,000	$6,000

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Forward-looking statement disclaimers, or the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, sales of securities, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, nationwide economic, financial, political and regulatory conditions; the health of debt and equity markets, including interest rates and credit quality; the level and nature of spending in the information, medical and telecommunications technologies markets; and the effect of competitive financing alternatives and lease pricing.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

INFORMATION TECHNOLOGY EQUIPMENT

CCC., on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

ACCOUNTS RECEIVABLE

We monitor our accounts receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

 REVENUE RECOGNITION

Through June 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

In December 2009, we entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2010 were from operating activities of approximately $208,000 and proceeds from the sale of equipment in the amount of approximately $33,000. This compares to the six months ended June 30, 2009 where our primary sources of cash were from operating activities of approximately $269,000 and proceeds from the sale of equipment of approximately $16,000.   Additionally, for the six months ended June 30, 2010 and 2009, CCC made non-cash capital contributions of equipment in the amount of approximately $151,000 and $111,000, respectively.

Our primary use of cash for the six months ended June 30, 2010 was for the payment of distributions to partners of approximately $185,000.  This compares to the six months ended June 30, 2009 where our primary use of cash was for capital expenditures for new equipment of $33,000, and for the payment of distributions to partners of approximately $185,000.

While we intend to invest additional capital in equipment during the remainder of 2010, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the six months ended June 30, 2010, cash was provided by operating activities of approximately $208,000, which includes a net loss of approximately $4,000, a gain on sale of equipment of approximately $32,000 and depreciation and amortization expenses of approximately $239,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $28,000.

For the six months ended June 30, 2009, cash was provided by operating activities of approximately $269,000, which includes net income of approximately $61,000, a gain on sale of equipment of approximately $1,000, and depreciation and amortization expenses of approximately $290,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $129,000.

At June 30, 2010 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash bank balance of $217,000 did not exceed the federally insured limit of $250,000.

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

As of June 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $257,000 for the balance of the year ending December 31, 2010 and approximately $242,000 thereafter.    As of June 30, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $2,000 for the balance of the year ending December 31, 2010 and approximately $4,000 thereafter.

As of June 30, 2010, our debt was approximately $106,000 with an interest rates ranging from 5.75% to 7.50% and is payable through October 2012.

In an effort to increase cash flow our General Partner forgave approximately $130,000 of payables owed to it by us during the six months ended June 30, 2010 and CCC made a non-cash capital contribution of equipment in the amount of approximately $151,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the six months ended June 30, 2010 and 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared to Three Months June 30, 2009

For the three months ended June 30, 2010, we recognized revenue of approximately $138,000, and expenses of approximately $163,000 resulting in a net loss of approximately $25,000. Net loss is primarily due to a decline in lease revenue as a result of leases being terminated and not being replaced with as many new purchases. For the three months ended June 30, 2009, we recognized revenue of approximately $226,000, and expenses of approximately $215,000, resulting in net income of approximately $11,000.

Lease revenue decreased to $136,000 for the three months ended June 30, 2010, from $226,000 for the three months ended June 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended June 30, 2010.

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $40,000 for the three months ended June 30, 2010, compared to $53,000 for the three months ended June 30, 2009.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our management’s decision to waive certain fees during the three months ended June 30, 2010.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  In an effort to increase cash flows, our General Partner earned and waived total equipment management fees of approximately $14,000 for the three months ended June 30, 2010.  This fee was approximately $11,000 for the three months ended June 30, 2009 and was also waived by our General Partner.

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $122,000 for the three months ended June 30, 2010, from $141,000 for the three months ended June 30, 2009 due to equipment and acquisition fees being fully depreciated and not being replaced with as many new purchases.

We sold technology equipment with a net book value of approximately $250 for the three months ended June 30, 2010, for a net gain of approximately $150.  We sold technology equipment with a net book value of approximately $10,000 for the three months ended June 30, 2009, for a net loss of approximately $8,000.

Six Months Ended June 30, 2010 compared to Six Months June 30, 2009

For the six months ended June 30, 2010, we recognized revenue of approximately $311,000, and expenses of approximately $315,000 resulting in a net loss of approximately $4,000. Net loss is primarily due to a decline in lease revenue as a result of leases being terminated and not being replaced with as many new purchases.  For the six months ended June 30, 2009, we recognized revenue of approximately $467,000, and expenses of approximately $406,000, resulting in net income of approximately $61,000.

Lease revenue decreased to $276,000 for the six months ended June 30, 2010, from $465,000 for the six months ended June 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the six months ended June 30, 2010.

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $73,000 for the six months ended June 30, 2010, compared to $99,000 for the six months ended June 30, 2009.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our management’s decision to waive certain fees during the six months ended June 30, 2010.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. In an effort to increase cash flows, our General Partner waived equipment management fees of approximately $14,000 for the six months ended June 30, 2010.  This fee was approximately $23,000 for the six months ended June 30, 2009 and was also waived by our General Partner.

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $239,000 for the six months ended June 30, 2010, from $290,000 for the six months ended June 30, 2009 due to equipment and acquisition fees being fully depreciated and not being replaced with as many new purchases.

We sold technology equipment with a net book value of approximately $600 for the six months ended June 30, 2010, for a net gain of approximately $32,000.  We sold technology equipment with a net book value of approximately $14,000 for the six months ended June 30, 2009, for a net gain of approximately $1,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

           N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2010 or subsequent to the date of the evaluation.

Part II:	OTHER INFORMATION

Item 1.	Legal Proceedings
N/A

Item 1A	Risk Factors
N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults Upon Senior Securities
N/A

Item 4.	Submission of Matters to a Vote of Securities Holders
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 16, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 16, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer