Form 10-Q
period 2010-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2010-11-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010     or

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

(484) 785-1480
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

FORM 10-Q
SEPTEMBER 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and cash equivalents	$213,591	$154,079
Lease income receivable, net of reserve of approximately $32,000 and $280,000 at September 30, 2010 and December 31, 2009, respectively	52,228	36,475
Accounts receivable, other affiliated partnerships	6,825	6,825
Refundable deposits	1,130	1,130
Prepaid expenses	452	91
	274,226	198,600

Net investment in finance leases	10,612	6,678

Technology equipment, at cost	3,089,459	5,489,325
Accumulated depreciation	(2,587,010)	(4,904,218)
	502,449	585,107

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $15,000 and $37,000 at September 30, 2010 and December 31, 2009, respectively	14,544	14,791
Prepaid acquisition fees	44,592	52,006
	59,136	66,797

Total assets	$846,423	$857,182

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$76,095	$81,537
Accounts payable, General Partner	296,716	293,076
Accounts payable, Commonwealth Capital Corp.	408,567	489,618
Other accrued expenses	894	28,785
Unearned lease income	35,455	51,821
Notes payable	89,435	67,243
Total liabilities	907,162	1,012,080

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(61,739)	(155,898)
Total Partners' Capital	(60,739)	(154,898)

Total Liabilities and Partners' Capital	$846,423	$857,182

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Lease	$112,108	$183,605	$388,313	$648,493
Interest and other	1,451	243	3,783	686
Gain on sale of computer equipment	30,807	2,718	62,999	3,980
Total revenue	144,366	186,566	455,095	653,159

Expenses
Operating, excluding depreciation	17,977	37,155	91,423	136,089
Interest	1,178	2,415	2,959	9,542
Depreciation	102,445	141,257	336,428	420,148
Amortization of equipment acquisition costs and deferred expenses	2,436	4,720	7,661	15,501
Bad debt expense	519	1,195	726	11,195
Total expenses	124,555	186,742	439,197	592,475

Net income (loss)	$19,811	$(176)	$15,898	$60,684

Net income (loss) allocated to Limited Partners	$19,811	$(176)	$15,898	$60,684

Net income (loss) per equivalent Limited Partnership unit	$0.03	$(0.00)	$0.02	$0.08

Weighted average number of equivalent limited partnership units outstanding during the period	749,123	749,400	749,308	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	749,400	$1,000	$(155,898)	$(154,898)
Net (loss)	-	-	-	15,898	15,898
Forgiveness, payables	-	-	-	160,000	160,000
Redemptions	-	(1,200)	-	(6,268)	(6,268)
Capital contributions- CCC	-	-	-	202,310	202,310
Distributions	-	-	-	(277,781)	(277,781)
Balance, September 30, 2010	50	748,200	$1,000	$(61,739)	$(60,739)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2010	2009

Net cash provided by operating activities	$267,921	$333,270

Investing activities:
Capital Expenditures	(1,009)	(32,717)
Payments from finance leases	3,057	-
Net proceeds from the sale of computer equipment	73,592	21,533
Net cash provided by (used in) investing activities	75,640	(11,184)

Financing activities:
Redemptions	(6,268)	-
Distributions to partners	(277,781)	(277,929)
Net cash (used in) financing activities	(284,049)	(277,929)

Net increase in cash and cash equivalents	59,512	44,157

Cash and cash equivalents beginning of period	154,079	952

Cash and cash equivalents end of period	$213,591	$45,109

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

In an effort to increase cash flow for the Partnership the General Partner forgave $160,000 of payables owed to it by the Partnership during the nine months ended September 30, 2010 and CCC made non-cash capital contributions of equipment to the Partnership in the amount of approximately $202,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the nine months ended September 30, 2010.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Through September 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Cash and cash equivalents

At September 30, 2010 cash was held in three accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance of approximately $244,000 did not exceed the federally insured limit of $250,000.

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

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22 (“ASC Update 2010-22”), Accounting for Various Topics – Technical Corrections  to SEC Paragraphs, An announcement made by the staff of the SEC. This ASU amends various SEC paragraphs of the FASB’s Accounting Standards Codification as a result of external comments received and the issuance of the SEC Staff Accounting Bulletin (SAB) 112 in June of 2009.  The issuance of ASU 2010-22 is not expected to significantly change current practice. This update does not impact the Partnership’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-21. (“ASC Update 2010-21”), Accounting for Technical Amendments to Various SEC Rules and Schedules - Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update does not impact the Partnership’s current accounting and reporting practices.

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

Through September 30, 2010, the Partnership has primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Beginning in December 2009, the Partnership entered into direct financing leases. Direct financing lease interest is recorded on a monthly basis according to the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

The Partnership determined that no impairment charge was necessary at September 30, 2010 and 2009.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2010 and 2009, remarketing fees were incurred in the amounts of approximately $51,000 and $74,000, respectively. For the nine months ended September 30, 2010 and 2009 remarketing fees were paid in the amount of approximately $63,000 and $100,000, respectively.

The Partnership’s share of the technology equipment in which it participates with other partnerships at September 30, 2010 and December 31, 2009 was approximately $1,432,000 and $1,264,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2010 and December 31, 2009 was approximately $19,030,000 and $18,274,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2010 and December 31, 2009 was approximately $89,000 and $67,000, respectively.  The total outstanding debt associated with this equipment at September 30, 2010 and December 31, 2009 was approximately $1,104,000 and $1,853,000, respectively.

Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2010:

Amount
Three months ended December 31, 2010	$109,000
Year Ended December 31, 2011	168,000
Year Ended December 31, 2012	92,000
Year Ended December 31, 2013	14,000
$383,000

The following lists the components of the net investment in direct financing leases at September 30, 2010:

Amount
Total minimum lease payments to be received	$11,200
Estimated residual value of leased equipment (unguaranteed)	1,200
Less: unearned income	(1,800)
Net investment in direct finance leases	$10,600

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2010:

Amount
Three months ended December 31, 2010	$1,400
Year Ended December 31, 2011	5,600
Year Ended December 31, 2012	3,000
Year Ended December 31, 2013	1,200
$11,200

4. Related Party Transactions

Forgiveness of Related Party payables

During the nine months ended September 30, 2010, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $160,000.  Additionally, CCC made noncash capital contributions of equipment to the Partnership in the amount of approximately $202,000.

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

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At September 30, 2010, the remaining balance of prepaid acquisition fees was approximately $45,000, which is expected to be earned in future periods.

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. For nine months ended September 30, 2010 total equipment management fees of approximately $19,000 were earned but were waived by the General Partner. For the nine months ended September 30, 2009, total equipment management fees of approximately $32,000 were earned but waived by the General Partner.

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. Debt placement fees of approximately $700 were earned and were waived by the General Partner during 2010.

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by he limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds form such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the nine months ended September 30, 2010, equipment liquidation fees were waived by the General Partner.

For the nine months ended September 30,	2010	2009
we incurred the following:

Reimbursable expenses	$32,000	$66,000
Equipment acquisition fee	$7,000	$7,000
Equipment management fee	$-	$ -
Debt placement fee	$-	$ -
Equipment liquidation fee	$-	$1,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2010	December 31, 2009

Installment notes payable to bank; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payments from January through July 2011	$35,000	$67,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	54,000	-
	$89,000	$67,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2010 are as follows:

Amount
Three months ended December 31, 2010	$17,000
Year ended December 31, 2011	47,000
Year ended December 31, 2012	25,000
$89,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$45,000	$185,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2010	2009
Forgiveness of related party payables recorded as a capital contribution	$160,000	$117,000
Capital Contribution- equipment transfer from CCC*	$202,000	$153,000
Debt assumed in connection with purchase of technology equipment	$67,000	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment	$7,000	$7,000

*For the nine months ended September 30, 2010, CCC contributed equipment of approximately $202,000. Of this amount, approximately $6,000 was a capital contribution of a direct financing lease.

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

See Note 2 to our condensed financial statements included herein for a discussion of recent accounting pronouncements.

INFORMATION TECHNOLOGY EQUIPMENT

CCC, on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

According to the North American Equipment Dealers Association, American companies are increasing their purchases of equipment and software at the fastest pace since the late 1990's, in order to replace older equipment or to improve efficiency.

In October 2010, the ELFA released its 2010 State of the Equipment Finance Industry Report.  According to the report, the Commerce Department stated that equipment purchases in the second quarter of 2010 increased by nearly 22% (based on an inflation-adjusted annual rate). Also, with more restrictive bank regulations and capital requirements, corporations have reduced commercial borrowing for new equipment purchases.  Given the tighter lending environment, corporations have been relying on internal liquidity to finance new equipment investments, according to the report.

The ELFA reports states that the trend of equipment finance volume improved significantly from April 2010 to July 2010, as evidenced by the slowing decline of month over month new business volume comparisons, and that many industry leaders and analysts expect significant growth to return over the next 4 quarters.

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

 REVENUE RECOGNITION

Through September 30, 2010, we have primarily entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our primary sources of cash for the nine months ended September 30, 2010 were from operating activities of approximately $268,000 and proceeds from the sale of equipment in the amount of approximately $74,000.

This compares to the nine months ended September 30, 2009 where our primary sources of cash were from operating activities of approximately $333,000 and proceeds from the sale of equipment of approximately $22,000.

Additionally, for the nine months ended September 30, 2010 and 2009, CCC made non-cash capital contributions of equipment in the amount of approximately $202,000 and $153,000, respectively.

Uses of Cash

Our primary use of cash for the nine months ended September 30, 2010 was for the payment of distributions to partners of approximately $278,000.  This compares to the nine months ended September 30, 2009 where our primary use of cash was for capital expenditures for new equipment of $33,000, and for the payment of distributions to partners of approximately $278,000.

While we intend to invest additional capital in equipment during the remainder of 2010, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

Cash from Operating Activities

For the nine months ended September 30, 2010, cash was provided by operating activities of approximately $268,000, which includes net income of approximately $16,000, a gain on sale of equipment of approximately $63,000 and depreciation and amortization expenses of approximately $344,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $45,000.

For the nine months ended September 30, 2009, cash was provided by operating activities of approximately $333,000, which includes net income of approximately $61,000, a gain on sale of equipment of approximately $4,000, decreases in accounts payable of $55,000 and depreciation and amortization expenses of approximately $436,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $185,000.

Cash and cash equivalents

At September 30, 2010 cash was held in three accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance of approximately $244,000 did not exceed the federally insured limit of $250,000.

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

As of September 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $109,000 for the balance of the year ending December 31, 2010 and approximately $274,000 thereafter.    As of September 30, 2010, we had future minimum rentals on non-cancelable finance leases of approximately $1,000 for the balance of the year ending December 31, 2010 and approximately $10,000 thereafter.

As of September 30, 2010, our debt was approximately $89,000 with an interest rates ranging from 5.75% to 7.50% and is payable through October 2012.

In an effort to increase cash flow our General Partner forgave $160,000 of payables owed to it by us during the nine months ended September 30, 2010 and CCC made non-cash capital contributions of equipment in the amount of approximately $202,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2010 and 2009.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared to
 three Months September 30, 2009

Revenue

For the three months ended September 30, 2010, we recognized revenue of approximately $144,000. This compares to the three months ended September 30, 2009, where we recognized revenue of approximately $187,000.  The decrease in revenue from the prior period is primarily due to a decrease in lease revenue.

Lease revenue decreased to $112,000 for the three months ended September 30, 2010, from $184,000 for the three months ended September 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2010.

Sale of Information Technology Equipment

We sold technology equipment with a net book value of approximately $10,000 for the three months ended September 30, 2010, for a net gain of approximately $31,000.  We sold technology equipment with a net book value of approximately $3,000 for the three months ended September 30, 2009, for net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $18,000 for the three months ended September 30, 2010, compared to $37,000 for the three months ended September 30, 2009.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our management’s decision to waive certain fees during the three months ended September 30, 2010.

Equipment Management Fees

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  In an effort to increase cash flows, our General Partner earned and waived total equipment management fees of approximately $5,600 for the three months ended September 30, 2010.  This fee was approximately $9,000 for the three months ended September 30, 2009 and was also waived by our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $105,000 for the three months ended September 30, 2010, from $146,000 for the three months ended September 30, 2009 due to equipment and acquisition fees being fully depreciated and not being replaced with as many new purchases of equipment.

We determined no impairment was necessary at September 30, 2010 and 2009.

Net Income (Loss)

For the three months ended September 30, 2010, we recognized revenue of approximately $144,000, and expenses of approximately $125,000 resulting in net income of approximately $20,000. The increase in net income from the prior period is primarily due to a decline in operating expenses as a result of leases being terminated and not being replaced with as many new leases.  For the three months ended September 30, 2009, we recognized revenue of approximately $187,000, and expenses of approximately $187,000, resulting in a net loss of approximately $200.

Nine Months Ended September 30, 2010 compared to
 Nine Months September 30, 2009

Revenue

For the nine months ended September 30, 2010, we recognized revenue of approximately $455,000. This compares to the nine months ended September 30, 2009, where we recognized revenue of approximately $653,000.  The decrease in revenue from the prior period is primarily due to a decrease in lease revenue.

Lease revenue decreased to $388,000 for the nine months ended September 30, 2010, from $648,000 for the nine months ended September 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the nine months ended September 30, 2010.

Sale of Information Technology Equipment

We sold technology equipment with a net book value of approximately $11,000 for the nine months ended September 30, 2010, for a net gain of approximately $63,000.  We sold technology equipment with a net book value of approximately $17,000 for the nine months ended September 30, 2009, for a net gain of approximately $4,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $91,000 for the nine months ended September 30, 2010, compared to $136,000 for the nine months ended September 30, 2009.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our management’s decision to waive certain fees during the nine months ended September 30, 2010.

Equipment Management Fees

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. In an effort to increase cash flows, our General Partner waived equipment management fees of approximately $19,000 for the nine months ended September 30, 2010.  This fee was approximately $32,000 for the nine months ended September 30, 2009 and was also waived by our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $344,000 for the nine months ended September 30, 2010, from $436,000 for the nine months ended September 30, 2009 due to equipment and acquisition fees being fully depreciated and not being replaced with as many new purchases of equipment.

We determined no impairment charge was necessary at September 30, 2010 and 2009.

Net Income (Loss)

For the nine months ended September 30, 2010, we recognized revenue of approximately $455,000, and expenses of approximately $439,000 resulting net income of approximately $16,000. The decrease in net income from the prior period is primarily due to a decline in lease revenue as a result of more lease agreements ending versus new lease agreements being acquired. This was offset by decreases in operating expenses and depreciation expense as a result of lease agreements ending and not being replaced with as many new leases. For the nine months ended September 30, 2009, we recognized revenue of approximately $653,000, and expenses of approximately $592,000, resulting in net income of approximately $61,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4T.	Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2010 or subsequent to the date of the evaluation.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 15, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 15, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer