Form 10-Q
period 2011-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2011-05-13
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011     or

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

FORM 10-Q
March 31, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash	$200,575	$192,214
Lease income receivable, net of reserve of $32,797 at March 31, 2011 and December 31, 2010	28,306	56,152
Accounts receivable, other	15,826	15,825
Refundable deposits	1,130	1,130
Prepaid expenses	102	309
	245,939	265,630

Net investment in finance leases	20,416	22,878

Computer equipment, at cost	2,797,072	2,842,752
Accumulated depreciation	(2,310,281)	(2,340,913)
	486,791	501,839

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of $18,907 and $16,538 at
March 31, 2011 and December 31, 2010, respectively	15,927	16,537
Prepaid acquisition fees	37,940	40,068
	53,867	56,605

Total Assets	$807,013	$846,952

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$77,350	$78,547
Accounts payable, General Partner	263,207	263,207
Accounts payable, Commonwealth Capital Corp.	378,395	375,454
Other accrued expenses	15,419	13,620
Unearned lease income	39,583	41,913
Notes payable	55,849	72,774
Total Liabilities	829,803	845,515

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(23,790)	437
Total Partners' Capital	(22,790)	1,437

Total Liabilities and Partners' Capital	$807,013	$846,952

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2011	2010

Revenue
Lease	$89,599	$139,841
Interest and other	1,428	645
Gain on sale of computer equipment	5,291	32,038
Total revenue	96,318	172,524

Expenses
Operating, excluding depreciation	41,813	33,318
Interest	1,265	967
Depreciation	63,815	115,194
Amortization of equipment acquisition costs and deferred expenses	2,739	2,492
Total expenses	109,632	151,971

Net income	$(13,314)	$20,553

Net income allocated to limited partners	$(13,314)	$20,553

Net income per equivalent limited partnership unit	$(0.02)	$0.03

Weighted average number of equivalent
limited partnership units outstanding during
the year	748,200	749,400

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the three months ended March 31, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	748,200	$1,000	$437	$1,437
Net income	-	-	-	(13,314)	(13,314)
Forgiveness, payables	-	-	-	30,000	30,000
Capital contributions- CCC	-	-	-	51,581	51,581
Distributions	-	-	-	(92,494)	(92,494)
Balance, March 31, 2011	50	748,200	$1,000	$(23,790)	$(22,790)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2011	2010

Net cash provided by operating activities	$89,446	$137,699

Cash flows from investing activities
Capital expenditures	-	(1,008)
Payments from finance leases	3,300	822
Net proceeds from sale of computer equipment	8,109	32,367
Net cash provided by investing activities	11,409	32,181

Cash flows from financing activities
Distributions to partners	(92,494)	(92,643)
Net cash (used in) financing activities	(92,494)	(92,643)

Net increase in cash	8,361	77,237

Cash at beginning of the period	192,214	154,079

Cash at end of the period	$200,575	$231,316

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

In an effort to increase cash flow for the Partnership the General Partner forgave $30,000 of payables owed to it by the Partnership during the three months ended March 31, 2011 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $52,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the three months ended March 31, 2011.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash

At March 31, 2011, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $207,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance was as follows:

At March 31, 2011	Amount
Total bank balance	$207,000
FDIC insured	(207,000)
Uninsured amount	$-

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

Recent Accounting Pronouncements

In April of 2011, the FASB issued ASU No. 2011-03 (“ASC Update 2011-03”), Reconsideration of Effective Control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update are effective for the fiscal quarters and years that start on or after December 15, 2011. Early adoption is not permitted.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. The Partnership determined no impairment analysis was necessary at March 31, 2011 and 2010 as no impairment indicators were noted.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2011 and 2010, remarketing fees were incurred in the amounts of $7,000 and $19,000, respectively. For the three months ended March 31, 2011 and 2010 remarketing fees were paid in the amount of $7,000 and $28,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2011 and December 31, 2010 was approximately $1,483,000, and $1,432,000, respectively and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2011 and December 31, 2010 was approximately $19,237,000 and $19,030,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2011 and December 31, 2010 was approximately $766,000 and $424,000, respectively.  The total outstanding debt associated with this equipment at March 31, 2011 and December 31, 2010 was approximately $73,000 and $56,000, respectively.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2011:

Amount
Nine months ended December 31, 2011	$189,000
Year Ended December 31, 2012	121,000
Year Ended December 31, 2013	20,000
$330,000

The following lists the components of the net investment in direct financing leases at March 31, 2011:

Amount
Total minimum lease payments to be received	$20,000
Estimated residual value of leased equipment (unguaranteed)	3,000
Less: unearned income	(3,000)
Net investment in direct finance leases	$20,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	78%
Moderate-High	-%
High	22%
Net finance lease receivable	100%

As of March 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2011:

Amount
2011	$9,000
2012	9,000
2013	2,000
$20,000

4. Related Party Transactions

Forgiveness of Related Party payables

During the three months ended March 31, 2011, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $30,000.  Additionally, CCC made a noncash capital contribution of equipment to the Partnership in the amount of approximately $52,000.

Three months ended March 31,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$29,000	$15,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2011, the remaining balance of prepaid acquisition fees was approximately $38,000, which is expected to be earned in future periods.	$2,000	$2,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For three months ended March 31, 2011 equipment management fees of approximately $5,000 were earned but were waived by the General Partner. For the three months ended March 31, 2010, equipment management fees of approximately $3,000 were earned and were waived by the General Partner.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2011	December 31, 2010

Installment notes payable to bank; interest at 5.75% through 7.50% due in quarterly installments ranging from $2,528 to $6,632, including interest, with final payment in October 2012	$56,000	$73,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2011 are as follows:

Amount
Nine months ended December 31, 2011	$31,000
Year ended December 31, 2012	25,000
$56,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$17,000	$10,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2011	2010
Forgiveness of related party payables recorded as a capital contribution	$30,000	$100,000
Capital Contribution- equipment transfer from CCC	$52,000	$55,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$2,000	$2,000

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $521 billion equipment finance sector, showed overall new business volume for the 1st quarter of 2011 increasing 27% over the first quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 60 days has improved on average by 33% from the 1st quarter of 2010 through the 1st quarter of 2011.  The increase in new business volume is due largely to companies replacing aging equipment and expanding capacity in response to a recovering economy.  For 2011-2012 ELFA has forecast a 12% increase in finance volume over 2010Dave Riggleman

ACCOUNTS RECEIVABLE

Accounts receivable includes current accounts receivable net of allowances for uncollectible amounts.  The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

REVENUE RECOGNITION

Through March 31, 2011, the Partnership’s leasing operations consisted of operating and finance leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at March 31, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2011 were cash provided by operating activities of approximately $89,000 and proceeds from the sale of equipment in the amount of approximately $8,000. This compares to the three months ended March 31, 2010 where our primary sources of cash were cash provided by operating activities of approximately $138,000 and proceeds from the sale of computer equipment of approximately $32,000.   Additionally, for the three months ended March 31, 2011 and 2010, CCC made a non-cash capital contribution of equipment in the amount of approximately $52,000 and $55,000, respectively.

Our primary use of cash for the three months ended March 31, 2011 and 2010 was for distributions to our Limited partners in the amount of approximately $93,000 and $93,000, respectively.

While we intend to invest additional capital in equipment during the remainder of 2011, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2011, cash was provided by operating activities of approximately $89,000, which includes net loss of approximately $13,000, a gain on sale of equipment of approximately $5,000 and depreciation and amortization expenses of approximately $67,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $17,000.

For the three months ended March 31, 2010, cash was provided by operating activities of approximately $138,000, which includes net income of approximately $21,000, a gain on sale of equipment of approximately $32,000, and depreciation and amortization expenses of approximately $118,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $11,000.

At March 31, 2011 cash was held in three accounts maintained at one financial institution. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance of $207,000 did not exceed the federally insured limit of $250,000.

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

Our investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2011, we had future minimum rentals on non-cancelable leases of approximately $189,000 for the balance of the year ending December 31, 2011 and approximately $141,000 thereafter.    As of March 31, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2011 and approximately $11,000 thereafter.

As of March 31, 2011, our debt was approximately $56,000, with an interest rate of 5.75% through 7.50% and will be payable through October 2012.

In an effort to increase cash flow, our General Partner forgave approximately $30,000 of payables owed to it by us during the three months ended March 31, 2011 and CCC made a non-cash capital contribution of equipment in the amount of approximately $52,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2011 and 2010.

Our General Partner will continue to reassess the funding of limited partner distributions throughout 2011 and will continue to waive certain fees if the General Partner determines it is in our best interest to do so.  If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits.  Since our leases are on a triple-net basis, no reserve for maintenance and repairs is necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenue

For the three months ended March 31, 2011, we recognized revenue of approximately $96,000, and expenses of approximately $109,000 resulting in net loss of approximately $13,000. This loss is primarily due to operating expenses and depreciation expense. For the three months ended March 31, 2010, the Partnership recognized revenue of approximately $173,000, and expenses of approximately $152,000, resulting in net income of approximately $21,000.

Lease revenue decreased to $90,000 for the three months ended March 31, 2011, from $140,000 for the three months ended March 31, 2010.  This decrease was primarily due to more lease agreements expiring versus new lease agreements being acquired during the three months ended March 31, 2011.

Sale of Information Technology Equipment

We sold computer equipment with a net book value of approximately $3,000 for the three months ended March 31, 2011, for a net gain of approximately $5,000.  We sold computer equipment with a net book value of approximately $300 for the three months ended March 31, 2010, for a net gain of approximately $32,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses increased to approximately $42,000 for the three months ended March 31, 2011, compared to $33,000 for the three months ended March 31, 2010 due to increased accounting fees related to tax preparation, partially offset by lower other outside service fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on computer equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $67,000 for the three months ended March 31, 2011, from $118,000 for the three months ended March 31, 2010 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Net Income (Loss)

For the three months ended March 31, 2011, we recognized revenue of approximately $96,000 and expenses of approximately $109,000, resulting in a net loss of approximately $13,000.  For the three months ended March 31, 2010, we recognized revenue of approximately $173,000 and expenses of approximately $152,000, resulting in a net income of approximately $21,000.  This net loss is primarily due to a decrease in lease revenue due to more lease agreements expiring versus new lease agreements being acquired during the three months ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:               OTHER INFORMATION

Item 1.    Legal Proceedings

N/A

Item 1A.   Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn.  Although we are experiencing a modest improvement in the global economy in 2011, the economic recovery continues to remain  somewhat weak, and a prolonged period of economic weakness could result in the following consequences, any of which could materially affect our business: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults Upon Senior Securities
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2 THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 13, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 13, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer