Form 10-Q
period 2011-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2011-11-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011     or

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐ NO  ☒

FORM 10-Q
SEPTEMBER 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash	$11,382	$192,214
Lease income receivable, net of reserve of approximately $21,000 and $33,000
at September 30, 2011 and December 31, 2010, respectively	21,902	56,152
Accounts receivable, other	15,878	15,825
Refundable deposits	1,130	1,130
Prepaid expenses	12	309
	50,304	265,630

Net investment in finance leases	15,160	22,878

Computer equipment, at cost	2,156,360	2,842,752
Accumulated depreciation	(1,742,080)	(2,340,913)
	414,280	501,839

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $18,000 and $16,500 at
September 30, 2011 and December 31, 2010, respectively	13,072	16,537
Prepaid acquisition fees	35,333	40,068
	48,405	56,605

Total Assets	$528,149	$846,952

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$81,354	$78,547
Accounts payable, General Partner	263,207	263,207
Accounts payable, Commonwealth Capital Corp.	177,158	375,454
Other accrued expenses	9,894	13,620
Unearned lease income	40,260	41,913
Notes payable	31,363	72,774
Total Liabilities	603,236	845,515

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(76,087)	437
Total Partners' Capital (Deficit)	(75,087)	1,437

Total Liabilities and Partners' Capital (Deficit)	$528,149	$846,952

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue
Lease	$88,814	$112,108	$271,711	$388,313
Interest and other	1,096	1,451	4,212	3,783
Gain (loss) on sale of computer equipment	(3,880)	30,807	7,932	62,999
Total revenue	86,030	144,366	283,855	455,095

Expenses
Operating, excluding depreciation	14,370	17,977	85,420	91,423
Interest	759	1,178	3,021	2,959
Depreciation	58,114	102,445	183,935	336,428
Amortization of equipment acquisition costs and deferred expenses	2,640	2,436	8,201	7,661
Bad debt expense/(recovery)	(12,000)	519	(12,000)	726
Total expenses	63,883	124,555	268,577	439,197

Net income	$22,147	$19,811	$15,278	$15,898

Net income allocated to limited partners	$22,147	$19,811	$15,278	$15,898

Net income per equivalent limited partnership unit	$0.03	$0.03	$0.02	$0.02

Weighted average number of equivalent
limited partnership units outstanding during
the year	748,085	749,123	748,162	749,308

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	748,200	$1,000	$437	$1,437
Net income	-	-	-	15,278	15,278
Forgiveness, payables	-	-	-	70,000	70,000
Redemptions	-	(275)	-	(1,102)	(1,102)
Capital contributions-CCC	-	-	-	116,750	116,750
Distributions	-	-	-	(277,450)	(277,450)
Balance, September 30, 2011	50	747,925	$1,000	$(76,087)	$(75,087)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended September 30,
	2011	2010

Net cash provided by operating activities	$59,511	$267,921

Cash flows from investing activities
Capital expenditures	-	(1,009)
Payments from finance leases	9,901	3,057
Net proceeds from sale of computer equipment	28,308	73,592
Net cash provided by investing activities	38,209	75,640

Cash flows from financing activities
Redemptions	(1,102)	(6,268)
Distributions to partners	(277,450)	(277,781)
Net cash (used in) financing activities	(278,552)	(284,049)

Net (decrease) increase in cash	(180,832)	59,512

Cash at beginning of the period	192,214	154,079

Cash at end of the period	$11,382	$213,591

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

In an effort to increase cash flow for the Partnership, CCC and the General Partner forgave approximately $70,000 of payables owed to it by the Partnership during the nine months ended September 30, 2011 and CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $117,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the nine months ended September 30, 2011.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer and technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2011, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $15,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$15,000
FDIC insured	(15,000)
Uninsured amount	$-

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including cash receipts, equipment acquisitions and distributions to limited partners.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of the equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2011 and 2010, remarketing fees were incurred in the amounts of approximately $21,000 and $51,000, respectively. For the nine months ended September 30, 2011 and 2010 remarketing fees were paid in the amount of approximately $17,000 and $63,000, respectively.

The Partnership’s share of the technology equipment in which it participates with other partnerships at September 30, 2011 and December 31, 2010 was approximately $1,483,000 and $1,432,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2011 and December 31, 2010 was approximately $19,237,000 and $19,030,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2011 and December 31, 2010 was approximately $31,000 and $73,000, respectively.  The total outstanding debt associated with this equipment at September 30, 2011 and December 31, 2010 was approximately $105,000 and $766,000, respectively.

Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2011:

Amount
Three months ended December 31, 2011	$90,000
Year Ended December 31, 2012	157,000
Year Ended December 31, 2013	55,000
Year Ended December 31, 2014	11,000
$313,000

The following lists the components of the net investment in direct financing leases at September 30, 2011:

Amount
Total minimum lease payments to be received	$14,000
Estimated residual value of leased equipment (unguaranteed)	3,000
Less: unearned income	(2,000)
Net investment in direct finance leases	$15,000

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2011:

Amount
Three months ended December 31, 2011	$3,000
Year Ended December 31, 2012	9,000
Year Ended December 31, 2013	2,000
$14,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed . Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2011:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	20%
Moderate-High	80%
High	-%
Net finance lease receivable	100%

As of September 30, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

4. Related Party Transactions

During the nine months ended September 30, 2011, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $70,000.  Additionally, CCC made noncash capital contributions of equipment to the Partnership in the amount of approximately $117,000.

Nine months ended September 30,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See "Summary of Significant Accounting Policies - Reimbursable Expenses,” above.	$67,000	$32,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At September 30, 2011, the remaining balance of prepaid acquisition fees was approximately $35,000, which is expected to be earned in future periods.	$5,000	$7,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. For nine months ended September 30, 2011, total equipment management fees of approximately $14,000 were earned but were waived by the General Partner. For the nine months ended September 30, 2010, total equipment management fees of approximately $19,000 were earned but waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by he limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds form such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the nine months ended September 30, 2011 and 2010, approximately $900 and $3,000 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2011	December 31, 2010
Installment note payable to bank; interest at 5.75% due in quarterly installments of $3,947, including interest, with final payment in July 2011	$-	$24,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	31,000	49,000
	$31,000	$73,000

The notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2011 are as follows:

Amount
Three months ended December 31, 2011	$6,000
Year ended December 31, 2012	25,000
$31,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$42,000	$45,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2011	2010
Forgiveness of related party payables recorded as a capital contribution	$70,000	$160,000
Capital Contribution- equipment transfer from CCC	$117,000	$202,000
Debt assumed in connection with purchase of technology equipment	$-	$67,000
Equipment acquisition fees earned by General Partner upon purchase of equipment	$5,000	$7,000

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

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd Quarter of 2011 increasing 25% relative to the third quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 32.4% from the 3rd quarter of 2010 through the 2nd quarter of 2011.  Sixty percent of “ELFA” reporting members reported submitting more transactions for approval during the 3rd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

 REVENUE RECOGNITION

Through September 30, 2011, we have entered into operating and finance leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at September 30, 2011 and 2010 as no impairment indicators were noted.

Depreciation on computer and technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended September 30, 2011 were from operating activities of approximately $60,000, proceeds from the sale of equipment in the amount of approximately $28,000 and payments from finance leases of approximately $10,000, compared to the nine months ended September 30, 2010 where our primary sources of cash were from operating activities of approximately $268,000 and proceeds from the sale of equipment of approximately $74,000.   Additionally, for the nine months ended September 30, 2011 and 2010, CCC made non-cash capital contributions of equipment in the amount of approximately $117,000 and $202,000, respectively.

Our primary use of cash for the nine months ended September 30, 2011 and 2010 was for the payment of distributions to partners of approximately $278,000.

For the nine months ended September 30, 2011, cash was provided by operating activities of approximately $60,000, which includes a net income of approximately $15,000, a gain on sale of equipment of approximately $8,000 and depreciation and amortization expenses of approximately $192,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $42,000.

For the nine months ended September 30, 2010, cash was provided by operating activities of approximately $268,000, which includes net income of approximately $16,000, a gain on sale of equipment of approximately $63,000, and depreciation and amortization expenses of approximately $344,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $45,000.

At September 30, 2011, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $15,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$15,000
FDIC insured	(15,000)
Uninsured amount	$-

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including cash receipts, equipment acquisitions and distributions to limited partners.

As of September 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $90,000 for the balance of the year ending December 31, 2011 and approximately $223,000 thereafter. As of September 30, 2011, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2011 and approximately $11,000 thereafter.

As of September 30, 2011, our debt was approximately $31,000 with an interest rate of 7.50% and payable in quarterly installments through October 2012.

In an effort to increase cash flow our General Partner forgave approximately $70,000 of payables owed to it by us during the nine months ended September 30, 2011, and CCC made a non-cash capital contribution of equipment in the amount of approximately $117,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2011and 2010.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared to Three Months September 30, 2010

Revenue

For the three months ended September 30, 2011, we recognized revenue of approximately $86,000, and expenses of approximately $64,000 resulting in a net income of approximately $22,000.  For the three months ended September 30, 2010, we recognized revenue of approximately $144,000, and expenses of approximately $125,000, resulting in net income of approximately $20,000.

Lease revenue decreased to $89,000 for the three months ended September 30, 2011, from $112,000 for the three months ended September 30, 2010.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired, or contributed by CCC, during the three months ended September 30, 2011.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $14,000 for the three months ended September 30, 2011, compared to $18,000 for the three months ended September 30, 2010.  In addition to decreases in accounting, legal and various administrative expenses, this decrease is primarily attributable to our General Partner’s decision to waive certain fees during the three months ended September 30, 2011.

Equipment Management Fee

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  In an effort to increase cash flows, our General Partner earned and waived total equipment management fees of approximately $5,000 for the three months ended September 30, 2011.  This fee was approximately $5,600 for the three months ended September 30, 2010 and was also earned and waived by our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $61,000 for the three months ended September 30, 2011, from $105,000 for the three months ended September 30, 2010 due to equipment and acquisition fees being fully depreciated and not being replaced with as many new purchases.

Sale of Technology Equipment

We sold technology equipment with a net book value of approximately $11,000 for the three months ended September 30, 2011, for a net loss of approximately $4,000.  We sold technology equipment with a net book value of approximately $10,000 for the three months ended September 30, 2010, for a net gain of approximately $31,000.

Nine Months Ended September 30, 2011 compared to Nine Months September 30, 2010

Revenue

For the nine months ended September 30, 2011, we recognized revenue of approximately $284,000, and expenses of approximately $269,000 resulting in a net income of approximately $15,000. The income is primarily due to lower operating and depreciation expenses.  For the nine months ended September 30, 2010, we recognized revenue of approximately $455,000, and expenses of approximately $439,000, resulting in net income of approximately $16,000.

Lease revenue decreased to $272,000 for the nine months ended September 30, 2011, from $388,000 for the nine months ended September 30, 2010.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired, or contributed by CCC, during the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $85,000 for the nine months ended September 30, 2011, compared to $91,000 for the nine months ended September 30, 2010.  This decrease is primarily attributable to decreases in various administrative expenses, and lower legal and outside services expenses.

Equipment Management Fee

We pay an equipment management fee to our General Partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. In an effort to increase cash flows, our General Partner waived equipment management fees of approximately $14,000 for the nine months ended September 30, 2011.  This fee was approximately $19,000 for the nine months ended September 30, 2010 and was also waived by our General Partner.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $192,000 for the nine months ended September 30, 2011, from $344,000 for the nine months ended September 30, 2010 due to equipment being fully depreciated and not being replaced with as many new purchases.

Sale of Technology Equipment

We sold technology equipment with a net book value of approximately $20,000 for the nine months ended September 30, 2011, for a net gain of approximately $8,000.  We sold technology equipment with a net book value of approximately $11,000 for the nine months ended September 30, 2010, for a net gain of approximately $63,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting

Part II: OTHER INFORMATION

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer