Form 10-K
period 2011-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2012-03-30
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 or

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

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

FORM 10-K
DECEMBER 31, 2011

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking.” These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income and Growth Fund IV (“CIGF4”) was formed on April 20, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered $15,000,000 of units of Limited Partnership to the public on October 19, 2001.  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002.  The Partnership was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold. The General Partner intends to cause the Partnership to begin disposing of its equipment beginning sometime in 2013.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2013, the General Partner may cause the Partnership to dispose of all its equipment and dissolve sooner.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer information technology, inventory management and other similar capital equipment.  The Partnership utilized the net proceeds of the offering to purchase information technology and other similar capital equipment.  The Partnership has utilized retained proceeds and debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contract by the Partnership at the time the debt is incurred) to purchase additional equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating and finance leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

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

As of December 31, 2011, all equipment purchased by the Partnership is subject to an operating or finance lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2011, the Partnership has entered into one such agreement.

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

TYPES OF EQUIPMENT

The Partnership invests in various types of equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our General Partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

We also may acquire high technology medical, telecommunications and inventory management equipment. Our General Partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The inventory management equipment we acquire may consist of inventory control systems and lift trucks. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment Restrictions.  The Partnership generally acquires information technology, telecommunications, inventory management, and medical technology equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2011, the Partnership has acquired a diversified equipment portfolio, which it has leased to 42 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2011 are as follows:

Equipment Type	Approximate %
Servers	45%
Workstations	8%
Laptops	4%
Datacom	6%
Inventory Control Systems	1%
Multifunction Centers	13%
Storage	9%
Audio Visual	14%

Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2011, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2011, the Partnership has not entered into any such agreements.

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

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself.  The risk of doing business with the potential lessee, and the economics of each particular transaction must both be acceptable to our portfolio management team and to our CEO, who specifically approves each and every lease transaction.  Some of the criteria we evaluate are described below:

Evaluation of Lessees

The management team will perform a credit analysis (including a review of the financial statements, credit history and public debt record) of all potential lessees to determine the lessee’s ability to make payments under the lease.  We focus our investments in investment grade to middle market credits meeting our minimum acceptable fundamental analysis criteria.  These criteria involve an overall fundamental assessment of the lessee, and application our own proprietary “rating” model that is tailored to specific economic criteria that are important to us.  In addition to preparing a detailed credit-write up at the time of initiation of a transaction, we also re-evaluate a lessee’s credit risk on a monthly basis, and may review interim and annual lessee financial statements.

Generally, we seek lessees that have annual revenue of at least $10 million, have positive cash flow, and are not start-up entities, i.e., have been in business for at least five years.  We will also apply a proprietary debt rating analysis when a Moody’s or Standard & Poor’s rating is not available.  This allows us to create an equivalent, internal rating system without reliance solely on third-party models and analysis.

Evaluation of Transactions

As described above under “Description of Leases,” we prefer our lease investments to have a term of 12 to 36 months, and will not invest in a lease greater than 48 months.  We engage in “Fair Market Value” lease transactions, which permit the lessee to purchase the equipment at the end of term for no less than the then fair market value of the equipment.  We seek to limit or avoid leases that allow for early buyouts or terminations, as these arrangements reduce the predictability of our returns.

Our focus is on Tier 1 information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000.  We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions.  Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee.  Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the Partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2011, the aggregate nonrecourse debt outstanding of approximately $128,000 was approximately 6.0% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practical and invest any proceeds from such financing in additional items of equipment.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2011, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2011, the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate” from time to time announced by PNC Bank, Philadelphia, Pennsylvania.  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2011, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its equipment beginning sometime in 2013.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2013, the General Partner may cause the Partnership to dispose of all its equipment and dissolve sooner.

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

INVESTMENTS

Through February 7, 2012, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Prorated Purchase Price	Purchased Term In Months
Agility Logistics Corp	Oce Multifunction Centers	$ 2,514.30	6
AK Steel Holding Corp.	Oce Multifunction Centers	$ 3,790.52	7
AK Steel Holding Corp.	Oce Multifunction Centers	$ 767.13	26
AK Steel Holding Corp.	Oce Multifunction Centers	$ 902.25	31
Allegheny Energy	Small IBM Servers	$ 2,718.30	36
Alliant Techsystems	Graphic Workstations	$ 39,593.32	36
Alliant Techsystems	Konica Multifunction Centers	$ 30,113.46	36
Alliant Techsystems	Desktops - Tier 1	$ 39,161.73	15
Alliant Techsystems	Laptops	$ 5,764.28	15
Alliant Techsystems	Laptops	$ 22,013.19	15
Alliant Techsystems	Laptops	$ 5,599.47	12
Alliant Techsystems	Dell Servers	$ 4,705.29	24
Alliant Techsystems	Desktops - Tier 1	$ 83,495.45	33
Alliant Techsystems	Laptops	$ 768.70	24
Allied Health Care Services	Respiratory Therapy	$ 10,200.00	24
America Online	Small Sun Servers	$ 44,991.59	36
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 1,797.73	32
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 4,074.54	21
Atlas Air Inc	Oce Multifunction Centers	$ 2,647.78	28
Bank of the West	Oce Multifunction Centers	$ 6,259.47	23
Bank of the West	Oce Multifunction Centers	$ 3,221.00	20
Brinks Company Inc.	Oce Multifunction Centers	$ 1,594.32	12
Brinks Company Inc.	Oce Multifunction Centers	$ 9,424.81	14
Brinks Company Inc.	Oce Multifunction Centers	$ 1,998.47	15
Brinks Company Inc.	Oce Multifunction Centers	$ 6,851.65	17
Brinks Company Inc.	Oce Multifunction Centers	$ 15,563.45	24
Cargill, Inc	Canon Multifunction Centers	$ 8,869.20	36
Century Business Services	Oce Multifunction Centers	$ 2,922.66	6
Century Business Services	Oce Multifunction Centers	$ 974.25	28
Charleston Area Medical Center	Canon Multifunction Centers	$ 1,870.59	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 1,870.59	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 1,870.59	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 1,870.59	35
Charleston Area Medical Center	Konica Multifunction Centers	$ 4,111.77	35
Charleston Area Medical Center	Konica Multifunction Centers	$ 5,962.47	32
Charleston Area Medical Center	Konica Multifunction Centers	$ 1,708.84	37
Columbia University NY	Small HP/Compaq Servers	$ 17,054.40	36
Community Hospital of Long Beach	Audio Visual	$ 6,874.80	36
Convergys	Small Sun Servers	$ 14,268.89	34
Coram Healthcare Corporation	Oce Multifunction Centers	$ 537.94	10
Coram Healthcare Corporation	Oce Multifunction Centers	$ 716.68	28
Coram Healthcare Corporation	Oce Multifunction Centers	$ 740.25	29
Coram Healthcare Corporation	Oce Multifunction Centers	$ 25,939.99	17
Coram Healthcare Corporation	Oce Multifunction Centers	$ 2,830.60	19
Cummins Inc.	Small IBM Servers	$ 2,594.37	36
Cummins Inc.	Small IBM Servers	$ 3,146.24	36
Cummins Inc.	Small IBM Servers	$ 3,146.24	36
Cummins Inc.	Small IBM Servers	$ 2,594.37	36
Cummins Inc.	Blade Servers	$ 6,228.51	36
Cummins Inc.	Small IBM Servers	$ 3,235.08	36
Cummins Inc.	Small IBM Servers	$ 3,235.08	36
Cummins Inc.	Small IBM Servers	$ 3,067.41	36
Cummins Inc.	Blade Servers	$ 3,208.72	36
Cummins Inc.	Small IBM Servers	$ 25,409.84	36
Cummins Inc.	Small IBM Servers	$ 6,070.87	36
Cummins Inc.	Small IBM Servers	$ 3,230.40	36
Cummins Inc.	Blade Servers	$ 3,393.24	36
Cummins Inc.	Small IBM Servers	$ 3,685.62	36
Cummins Inc.	Small IBM Servers	$ 25,171.74	36
Cummins Inc.	Small IBM Servers	$ 10,354.50	36
Cummins Inc.	High End Sun Servers	$130,107.39	36
Daimler Chrysler	Datacom - Other	$126,466.23	36
Daimler Chrysler	Engineering Workstations	$ 25,930.44	36
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 336.21	10
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 784.15	25
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 813.21	26
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 1,998.86	26
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 813.21	26
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 842.10	27
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 955.98	31
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 320.25	32
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 338.36	34
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 2,216.45	24
FirstGroup America	Oce Multifunction Centers	$ 2,017.53	6
FirstGroup America	Oce Multifunction Centers	$ 1,817.88	9
FirstGroup America	Oce Multifunction Centers	$ 1,348.22	24
FirstGroup America	Oce Multifunction Centers	$ 1,207.05	30
FirstGroup America	Oce Multifunction Centers	$ 2,286.12	31
FirstGroup America	Oce Multifunction Centers	$ 2,843.12	35
GE Aviation	Ruggedized Laptops	$ 5,025.44	36
GE Aviation	Ruggedized Laptops	$ 5,025.44	36
GE Aviation	Ruggedized Laptops	$ 5,025.44	36
GE Aviation	Ruggedized Laptops	$ 5,025.44	36
GE Aviation	Ruggedized Laptops	$ 1,937.90	35
GE Aviation	Ruggedized Laptops	$ 7,751.59	35
GE Aviation	Ruggedized Laptops	$ 4,063.53	36
GE Aviation	Ruggedized Laptops	$ 4,363.20	36
GE Aviation	Ruggedized Laptops	$ 4,363.20	36
GE Aviation	Ruggedized Laptops	$ 4,738.05	36
GE Aviation	Ruggedized Laptops	$ 4,363.20	36
GE Aviation	Ruggedized Laptops	$ 4,738.05	36
GE Aviation	Ruggedized Laptops	$ 4,738.05	36
GE Aviation	Ruggedized Laptops	$ 4,738.05	36
Geico	Digital Storage	$ 80,436.48	30
Geico	Cisco Datacom	$ 52,135.24	33
Geico	Small IBM Servers	$179,389.31	33
Geico	Small HP/Compaq Servers	$282,503.21	36
Geico	Small HP/Compaq Servers	$ 33,090.20	36
Geico	Blade Servers	$ 64,866.34	36
Geico	Midrange HP Servers	$ 50,520.76	36
Henry Schein, Inc.	Oce Multifunction Centers	$ 791.57	18
IST Management Services	Konica Multifunction Centers	$ 2,742.27	35
IST Management Services	Konica Multifunction Centers	$ 7,987.62	35
IST Management Services	Konica Multifunction Centers	$ 7,738.74	35
IST Management Services	Konica Multifunction Centers	$ 8,598.60	35
IST Management Services	Konica Multifunction Centers	$ 8,622.06	35
IST Management Services	Konica Multifunction Centers	$ 5,943.54	36
Liberty Mutual Insurance	Oce Multifunction Centers	$ 655.42	5
Liberty Mutual Insurance	Oce Multifunction Centers	$ 10,154.32	33
Motorola	Ricoh Multifunction Centers	$ 75,293.46	36
Motorola	Ricoh Multifunction Centers	$ 7,714.79	36
Motorola	Ricoh Multifunction Centers	$ 10,886.82	36
NBC Universal	Digital Storage	$ 85,478.04	36
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 2,039.31	6
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 25.05	13
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 94.14	14
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 71.83	15
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 113.26	17
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 85.40	18
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 94.31	20
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 957.67	21
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 4,200.05	22
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 6,064.61	24
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 1,010.18	25
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 1,044.16	37
Omnicare, Inc.	Oce Multifunction Centers	$ 300.08	11
Omnicare, Inc.	Oce Multifunction Centers	$ 1,900.14	13
Omnicare, Inc.	Oce Multifunction Centers	$ 464.45	15
Omnicare, Inc.	Oce Multifunction Centers	$ 1,814.93	17
Raytheon Company	Desktops - Tier 1	$ 55,752.02	31
Refco Group	Small HP/Compaq Servers	$165,328.75	36
Refco Group	Small HP/Compaq Servers	$196,948.85	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 1,605.29	36
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	$ 1,605.29	36
Salesforce.com	Tape Libraries	$ 4,371.16	35
Servicemaster	Oce Multifunction Centers	$ 522.07	5
Servicemaster	Oce Multifunction Centers	$ 2,664.34	6
Servicemaster	Oce Multifunction Centers	$ 106.93	16
Servicemaster	Oce Multifunction Centers	$ 1,455.92	19
Servicemaster	Oce Multifunction Centers	$ 2,848.04	22
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,784.76	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 6,502.97	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 1,189.59	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,228.62	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 4,123.79	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 7,760.59	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 4,123.79	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,313.38	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 2,379.18	26
Telmar Network Technology	Laptops	$ 6,985.12	36
Telmar Network Technology	Laptops	$ 9,453.42	36
Thomson Consumer	Audio Visual	$433,189.76	36
Turner Construction Company	Konica Multifunction Centers	$ 12,176.91	24
Turner Construction Company	Ricoh Multifunction Centers	$ 6,381.95	24
Turner Construction Company	Ricoh Multifunction Centers	$ 7,642.01	12
United Rentals Inc.	Multifunction Centers	$ 6,130.03	36
Verso Paper Holding, LLC	Inventory Control Systems	$ 52,451.46	36
Weight Watchers	Small HP/Compaq Servers	$165,713.28	36
Weight Watchers	Tape Libraries	$110,870.94	36

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

EMPLOYEES

The Partnership had no employees in 2011 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 68 employees as of December 31, 2011.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce

ITEM 1B:                    UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                       PROPERTIES

NONE

ITEM 3:                       LEGAL PROCEEDINGS

NONE

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2011, there were 597 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  Through December 31, 2011, the General Partner had granted redemption requests to redeem 2,025 units. During 2011, 275 units were redeemed for a total redemption price of approximately $1,100.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year.  Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners has received an amount equal to their Capital Contributions plus the Priority Return of 10% per annum; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s Units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2011 and 2010:

Quarter Ended	2011	2010
March 31	$92,495	$92,643
June 30	92,495	92,643
September 30	92,460	92,495
December 31	92,460	92,493
	$369,910	$370,274

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were formed for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology, inventory management and other similar capital equipment.  We offered for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit in a public offering that commenced on October 19, 2001 (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on July 8, 2002.  Our fund was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold.

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

We also acquire high technology medical, telecommunications and inventory management equipment. Our General Partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the year ending 2011 increasing 25% relative to the same period of 2010.  Credit quality remained steady as the rate of receivables aged in excess of 30 days rose slightly from 2.0% in November to 2.1% in December.  Additionally, charge-offs remained unchanged at 0.7% in the fourth quarter of 2011.  Seventy percent of ELFA reporting members reported submitting more transactions for approval during the final month of 2011 as compared to 65.5% the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

Revenue Recognition

Through December 31, 2011, the Partnership’s lease portfolio consisted of operating and finance leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts.  The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the year ended December 31, 2011 was from operating activities which generated approximately $115,000 and proceeds from the sale of equipment of approximately $35,000.  During 2011, CCC made a non-cash capital contribution of equipment of approximately $187,000 and a cash contribution of approximately $20,000. For the year ended December 31, 2010 our primary source of cash was from operating activities which generated approximately $318,000, and proceeds from the sale of equipment of approximately $93,000. During 2010, CCC made a non-cash capital contributions of equipment from CCC of approximately $315,000.

Our primary use of cash for the year ended December 31, 2011 was for distributions to partners of approximately $370,000.  This compares to capital expenditures of approximately $1,000 and distributions of approximately $370,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, cash was provided by operating activities of approximately $115,000 which includes net income of approximately $6,000 and depreciation and amortization expenses of approximately $258,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $47,000.  For the year ended December 31, 2010 cash of approximately $318,000 was provided by operating activities which includes a net loss of approximately $6,000 and depreciation and amortization expenses of approximately $443,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $62,000 for that same period.

At December 31, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $5,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011, the total cash bank balance was fully insured.

As of December 31, 2011, we had future minimum rentals on noncancellable operating leases of approximately $228,000 for the year ending 2012 and $166,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2011, we had future minimum rentals on noncancellable finance leases of approximately $9,000 for the year ending 2012 and $2,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2011 was approximately $128,000 with interest rates ranging from 3.95% to 7.50% which will be payable through September 2014. We assumed debt in connection with the purchase of computer equipment of approximately $103,000 and $67,000 during 2011 and 2010, respectively. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2012, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.  Even though our debt increased during 2011, we expect overall debt totals to decrease as the number of new leases being added to the portfolio decreases.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Our share of the computer equipment in which we participated with other partnerships at December 31, 2011 was approximately $1,613,000 and is included in fixed assets on our balance sheet. The total cost of the equipment we shared with other partnerships at December 31, 2011 was approximately $19,562,000. Our share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $128,000. The total outstanding debt related to the shared equipment at December 31, 2011 was approximately $340,000.

In an effort to increase cash flow our General Partner and CCC forgave $70,000 of payables owed to it by us during the year ended December 31, 2011 and CCC made a non-cash capital contribution of equipment to us in the amount of approximately $187,000 and a cash contribution of approximately $20,000. Additionally, our General Partner elected to forego any distributions and allocations of net income owed to it during 2011.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2012. The General Partner will continue to reassess the funding of limited partner distributions throughout 2012 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissable limits. Since the Partnership's leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS FROM OPERATIONS

For the year ended December 31, 2011 we recognized revenue of approximately $361,000 and expenses of approximately $355,000 resulting in net income of approximately $6,000.   The net income is due in part to a decrease in depreciation expense, and the recovery of bad debt of approximately $12,000 recorded in 2011. For the year ended December 31, 2010 we recognized revenue of approximately $562,000 and expenses of approximately $568,000 resulting in net loss of approximately $6,000.

We had 177 operating leases in place that generated lease revenue of approximately $347,000 during 2011. As the operational phase of the partnership draws to a close, management does not expect to acquire as many new leases. Our investment strategy has always been to incorporate a conservative discipline with opportunity. We believe that this strategy has enabled the fund to acquire lease structures that maximize and potentially enhance overall performance for investors.

Lease revenue decreased to approximately $347,000 for the year ended December 31, 2011 from approximately $479,000 for the year ended December 31, 2010. This decrease was primarily due to more lease agreements expiring versus new lease agreements being acquired or contributed during 2011.

For the years ended December 31, 2011 and 2010, we recognized interest income of approximately $5,000 in each year as a result of interest earned on finance leases and cash deposited in our bank accounts.  The amount in such accounts, and therefore the interest income, will fluctuate throughout 2012 due to many factors, including the pace of equipment acquisitions and distributions and changes in interest rates.

For the years ended December 31, 2011 and 2010, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $106,000 during 2011 from $120,000 in 2010.  This decrease is primarily attributable to our general partner’s decision to waive certain administrative fess in an effort to increase cash flow. Additionally, we experienced decreases in the need for due diligence, legal and administrative services as the fund’s life cycle progresses.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2011 equipment management fees of approximately $17,000 were earned but were waived by our General Partner in order to assist cash flow within our fund. For the year ended December 31, 2010, equipment management fees of approximately $24,000 were earned but were waived by our General Partner in order to assist cash flow within our fund.

For the year ended December 31, 2011, interest expense decreased to approximately $4,000 from approximately $5,000 for the year ended December 31, 2010. This decrease is a result of reduced debt payments during 2011. Although notes payable increased during 2011, this was due to new borrowings that took place in the fourth quarter of 2011.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2011 and 2010, these expenses were approximately $258,000 and $443,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2011. The Partnership recorded an impairment charge of approximately $4,000 and $2,000 at December 31, 2011 and 2010, respectively, as impairment indicators were noted and this amount has been included in depreciation expense in the accompanying financial statements.

Net income was approximately $6,000 for the year ended December 31, 2011. Net loss was approximately $6,000 for the year ended December 31, 2010. The changes in net income/loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2011 and 2010, and the report thereon of Asher & Company, Ltd. are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2011, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 52, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 61, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Gregory M. Lorenz, age 49, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn Franceschina , age 40, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA, and the Institute of Management Accountants.

    Jay Dugan, age 63, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 71, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 46, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Mark Hershenson, age 46, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 40, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, REISA and the Investment Program Association.

    David W. Riggleman, age 49, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.   From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 65, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting. Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

    Lisa Renshaw, age 53, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

		AMOUNT		AMOUNT
ENTITY RECEIVING		INCURRED		INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2011		DURING 2010

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

			$92,000		$103,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $34,000, which will be earned in future periods.		$6,000		$12,000
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

		$	---	$	---
The General Partner
Equipment Management Fee. A monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership (b) five percent of the gross lease revenues attributable to equipment which is subject to operating leases and (c) two percent of the gross lease revenues attributable to equipment which is subject to finance leases. For the year ended December 31, 2011 the equipment management fee of approximately $17,000, was earned but was waived. For the year ended December 31, 2010 the equipment management fee of approximately $24,000, was earned but was waived.

		$	---	$	---
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

		$	---	$	---
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
		$	---	$	---

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

“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering, including underwriting commissions and advertising expenses specifically incurred in connection with the distribution of the units.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $24,000 and $18,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal year ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s outside tax consultants for tax compliance, tax advice and tax planning were approximately $0 and $1,000, respectively.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2011, other than fees related to audit.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2012 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund IV

Financial Statements
For the years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, Partners’ Capital (Deficit) and cash flows for each of the two years in the period ended December 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2012

 Commonwealth Income &
Growth Fund IV

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$4,457	$192,214
Lease income receivable, net of reserve of approximately $21,000 and $33,000 at December 31, 2011 and 2010, respectively	20,036	56,152
Other Receivables	18,873	15,825
Refundable deposits	1,130	1,130
Prepaid expenses	-	309
	44,496	265,630

Net investment in finance leases	12,368	22,878

Technology equipment, at cost	2,110,145	2,842,752
Accumulated depreciation	(1,592,245)	(2,340,913)
	517,900	501,839

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $15,000 and $16,000 at December 31, 2011 and 2010, respectively	12,496	16,537
Prepaid acquisition fees	33,629	40,068
	46,125	56,605

Total Assets	$620,889	$846,952

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$97,352	$78,547
Accounts payable, General Partner	263,047	263,207
Accounts payable, Commonwealth Capital Corp.	183,969	375,454
Other accrued expenses	9,894	13,620
Unearned lease income	25,145	41,913
Notes payable	127,739	72,774
Total Liabilities	707,146	845,515

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(87,257)	437
Total Partners' Capital (Deficit)	(86,257)	1,437

Total Liabilities and Partners' Capital (Deficit)	$620,889	$846,952

see accompanying notes to financial statements

 Commonwealth Income &
Growth Fund IV

Statements of Operations

	Years ended December 31,
	2011	2010

Revenue
Lease	$347,211	$478,659
Interest and other	5,165	4,778
Gain on sale of computer equipment	8,862	78,297
Total revenue	361,238	561,734

Expenses
Operating, excluding depreciation	105,784	119,714
Interest	3,613	4,489
Depreciation	247,089	432,334
Amortization of equipment acquisition costs and deferred expenses	10,481	10,191
Bad debt (recovery) expense	(12,000)	1,037
Total expenses	354,967	567,765

Net income (loss)	$6,271	$(6,031)

Net income (loss) allocated to Limited Partners	$6,271	$(6,031)

Net income (loss) per equivalent Limited Partnership unit	$0.01	$(0.01)

Weighted average number of equivalent limited partnership units outstanding during the period	748,102	749,027

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Partners' Capital (Deficit)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	749,400	$1,000	$(155,898)	$(154,898)
Net (loss)	-	-	-	(6,031)	(6,031)
Forgiveness, payables	-	-	-	223,508	223,508
Redemptions	-	(1,200)	-	(6,267)	(6,267)
Capital contributions-CCC	-	-	-	315,399	315,399
Distributions	-	-	-	(370,274)	(370,274)
Balance, December 31, 2010	50	748,200	$1,000	$437	$1,437
Net income	-	-	-	6,271	6,271
Forgiveness, payables	-	-	-	70,000	70,000
Redemptions	-	(275)	-	(1,102)	(1,102)
Cash contributions - CCC	-	-	-	20,000	20,000
Capital contributions - CCC	-	-	-	187,047	187,047
Distributions	-	-	-	(369,910)	(369,910)
Balance, December 31, 2011	50	747,925	$1,000	$(87,257)	$(86,257)

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Cash Flows

Years ended December 31,	2011	2010

Cash flows from operating activities
Net income (loss)	$6,271	$(6,031)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	257,570	442,525
(Gain) on sale of equipment	(8,862)	(78,297)
Bad debt expense/(recovery)	(12,000)	1,037
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(47,451)	(61,642)
Earned interest on finance leases	(2,690)	(1,408)
Changes in assets and liabilities
Lease income receivable	48,112	(20,713)
Other receivables	(3,048)	(9,000)
Prepaid expenses	309	(218)
Accounts payable	18,805	(2,990)
Accounts payable, General Partner	(160)	(29,869)
Accounts payable, Commonwealth Capital Corp.	(121,485)	109,344
Other accrued expenses	(3,726)	(15,165)
Unearned lease income	(16,768)	(9,908)
Net cash provided by operating activities	114,877	317,665

Cash flows from investing activities
Capital expenditures	-	(1,009)
Payments from finance leases	13,201	5,099
Net proceeds from the sale of computer equipment	35,177	92,921
Net cash provided by investing activities	48,378	97,011

Cash flows from financing activities
Cash Contribution - Commonwealth Capital Corp.	20,000	-
Redemptions	(1,102)	(6,267)
Distributions to partners	(369,910)	(370,274)
Net cash (used in) financing activities	(351,012)	(376,541)

Net (decrease) increase in cash and cash equivalents	(187,757)	38,135

Cash and cash equivalents at beginning of year	192,214	154,079

Cash and cash equivalents at end of year	$4,457	$192,214

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

During the year ended December 31, 2011, limited partners redeemed 275 units of partnership interest for a total redemption price of approximately $1,100 in accordance with the terms of its Limited Partnership Agreement (the “Agreement”).

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

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also acquires high technology medical, telecommunications and inventory management equipment. The Partnership’s General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally, this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Beginning approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of the Agreement the Partnership will continue until December 31, 2013.

In an effort to increase cash flow for the Partnership, during the year ended December 31, 2011, the General Partner and CCC forgave $70,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $187,000, and cash contributions to the Partnership in the amount of approximately $20,000. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2011.

During the year ended December 31, 2010, the General Partner and CCC forgave approximately $224,000 of payables owed to it by the Partnership and CCC also made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $315,000.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2012. The General Partner will continue to reassess the funding of limited partner distributions throughout 2012 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During each of the years ended December 31, 2011 and 2010, cash distributions to limited partners for each quarter were made at a rate of approximately 2.5% of their original contributed capital.  Distributions during each of the years ended December 31, 2011 and 2010 were made to limited partners in the amount of approximately $0.50 and $0.49, respectively, per unit, based on each investor's number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. Fair value measurements on a nonrecurring basis as of December 31, 2011 and 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Technology equipment	$3,400	$—	$—	$3,400

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Assets
Technology equipment	$14,500	$—	$—	$14,500

Technology equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis.  An impairment charge of approximately $4,000 and $2,000 was recorded for technology equipment written down to fair value in 2011 and 2010, respectively. The fair value of the equipment is calculated using an income approach.  The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy.  The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2011 and 2010 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2011 and 2010 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market rates.

Revenue Recognition

Through December 31, 2011, the Partnership’s lease portfolio consisted of operating and finance leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

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

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts.   The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

During the third quarter of 2011, the Partnership recorded bad debt recovery of approximately $12,000.

Cash

At December 31, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $5,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011, the total cash bank balance was fully insured.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011, and were required to be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership recorded an impairment of approximately $4,000 and $2,000 at December 31, 2011 and 2010, respectively, as impairment indicators were noted and this amount has been included in depreciation expense in the accompanying financial statements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  For the years ended December 31, 2011 and 2010, the Partnership incurred remarketing fees of approximately $24,000 and $61,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $1,613,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $19,562,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $128,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $340,000.

The following is a schedule of future minimum rentals on noncancelable leases through the scheduled termination of the Partnership on December 31, 2013 and thereafter:

Year Ending December 31,	Amount

2012	$228,000
2013	112,000
2014	54,000
$394,000

Unless sooner terminated or extended pursuant to the terms of the Agreement the Partnership will continue until December 31, 2013.

The following lists the components of the net investment in finance leases at December 31:

Year Ending December 31	2011	2010
Total minimum lease payments to be received	$11,000	$24,000
Estimated residual value of leased equipment (unguaranteed)	2,000	3,000
Less: unearned income	(1,000)	(4,000)
Net investment in finance leases	$12,000	$23,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2011:

Risk Level	Percent of Customers
Low	0%
Moderate-Low	13%
Moderate	46%
Moderate-High	41%
High	0%
Net finance lease receivable	100%

As of December 31, 2011 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as there was no material risk of default.

The following is a schedule of future minimum rentals on noncancelable financing leases at December 31, 2011:

Year Ending December 31,	Amount

2012	$9,000
2013	2,000
$11,000

4.  Significant Customers

Leases equal to or exceeding 10% of lease revenue for the year ended December 31:

2011
Weight Watchers, Inc.	11%
Motorola, Inc.	10%

2010
Chrysler Corporation	16%
Government Employees Insurance Company	12%

 Lessees equal to or exceeding 10% of net lease income receivable at December 31:

2011
Motorola, Inc.	20%

2010
Chrysler Corporation	47%

5.  Related Party Transactions

Forgiveness of related party payables

During the year ended December 31, 2011, the General Partner and CCC forgave $70,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $187,000, and cash contributions to the Partnership in the amount of approximately $20,000.

During the year ended December 31, 2010, the General Partner and CCC forgave $224,000 of payables owed to it by the Partnership and CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $315,000.

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. No reimbursable expenses were charged during 2011 or 2010. See "Summary of Significant Accounting Policies - Reimbursable Expenses,” above.

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $34,000, which is expected to be earned in future periods. For the year ended December 31, 2011, total equipment acquisition fees related to debt-financed equipment of approximately $5,000 were earned but waived by the General Partner.

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases and 2% of the gross lease revenues attributable to equipment which is subject to finance leases. For the year ended December 31, 2011, total equipment management fees of approximately $17,000 were earned but were waived by the General Partner. For the year ended December 31, 2010, total equipment management fees of approximately $24,000 were earned but waived by the General Partner.

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2011 and 2010, debt placement fees were waived by the General Partner.

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by he limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds form such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2011 and 2010, equipment liquidation fees were waived by the General Partner.

For the years ended December 31, 2011 and 2010 we incurred the following fees:

	2011	2010

Reimbursable expenses - Direct	$92,000	$103,000
Equipment acquisition fee	$6,000	$12,000

6.  Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2011	2010

Installment notes payable to bank; interest at 5.75% due in quarterly installments ranging from $2,528 to $5,083, including interest, with final payment in July 2011	$-	$24,000

Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	25,000	49,000

Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	103,000	-
	$128,000	$73,000

The notes are secured by specific computer equipment, with a carrying value of approximately $174,000, and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate payments of notes payable for each of the periods subsequent to December 31, 2011 are as follows:

Year Ending December 31,	Amount

2012	$68,000
2013	34,000
2014	26,000
$128,000

Unless sooner terminated or extended pursuant to the terms of the Agreement the Partnership will continue until December 31, 2013.

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2011	2010
Forgiveness of related party payables recorded as a capital contribution	$70,000	$224,000
Capital Contribution- equipment transfer from CCC*	$187,000	$315,000
Debt assumed in connection with purchase of technology equipment	$103,000	$67,000
Equipment acquisition fees earned by General Partner upon purchase of equipment	$6,000	$12,000

*For the year ended December 31, 2010, CCC contributed equipment of approximately $315,000. Of this amount, approximately $20,000 was a capital contribution of a finance lease.

8.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows:

	2011	010
Financial statement basis of net assets	$(86,257)	$1,437
Tax basis of net assets (unaudited)	(290,295)	(11,244)
Difference	$(204,038)	$(12,681)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

Year ended December 31,	2011	2010

Net income (loss) for financial reporting purposes to taxable (loss)	$ 6,271	$ (6,031)
Adjustments (unaudited)
(Loss) on sale of computer equipment	(36,032)	(41,716)
Depreciation	(152,034)	(223,055)
Amortization	9,990	7,410
Unearned lease income	(651)	(9,908)
Penalties	229	589
Bad debts	(11,689)	(247,836)
Other	(1,172)	7,430
Taxable (loss) on the Federal
Partnership return (unaudited)	$(185,088)	$(513,117)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

9.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2011 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2011

Revenues
Lease and other	$91,027	$94,986	$89,910	$76,453
Gain on sale of computer equipment	5,291	6,521	-	930
(Loss) on sale of computer equipment	-	-	(3,880)	-
Total revenues	96,318	101,507	86,030	77,383

Total costs and expenses	109,632	95,063	63,883	86,389

Net income (loss)	$(13,314)	$6,444	$22,147	$(9,006)
Net income (loss) allocated to limited partners	$(13,314)	$6,444	$22,147	$(9,006)
Net income (loss) per limited partner unit	$(0.02)	$0.01	$0.03	$(0.01)

Summarized quarterly financial data for the year ended December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$140,486	$138,051	$113,559	$91,341
Gain on sale of computer equipment	32,038	154	30,807	15,298
Total revenues	172,524	138,205	144,366	106,639

Total costs and expenses	151,971	162,672	124,555	128,567

Net income (loss)	$20,553	$(24,467)	$19,811	$(21,928)
Net income (loss) allocated to limited partners	$20,553	$(24,467)	$19,811	$(21,928)
Net income (loss) per limited partner unit	$0.03	$(0.03)	$0.03	$(0.04)