Form 10-Q
period 2012-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2012-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012     or

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

FORM 10-Q
MARCH 31, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$34,765	$4,457
Lease income receivable, net of reserve of approximately $21,000
at March 31, 2012 and December 31, 2011	14,846	20,036
Other receivables	19,143	18,873
Refundable deposits	1,130	1,130
	69,884	44,496

Net investment in finance leases	9,321	12,368

Equipment, at cost	2,231,510	2,110,145
Accumulated depreciation	(1,637,068)	(1,592,245)
	594,442	517,900

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $15,000 at
March 31, 2012 and December 31, 2011	10,341	12,496
Prepaid acquisition fees	33,629	33,629
	43,970	46,125

Total Assets	$717,617	$620,889

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$97,812	$97,352
Accounts payable, General Partner	263,447	263,047
Accounts payable, Commonwealth Capital Corp.	213,479	183,969
Other accrued expenses	18,458	9,894
Unearned lease income	24,404	25,145
Notes payable	215,781	127,739
Total Liabilities	833,381	707,146

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(116,764)	(87,257)
Total Partners' Capital (Deficit)	(115,764)	(86,257)

Total Liabilities and Partners' Capital (Deficit)	$717,617	$620,889

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)
	Three Months Ended

	March 31,	March 31,
	2012	2011

Revenue
Lease	$86,456	$89,599
Interest and other	512	1,428
Gain on sale of computer equipment	1,368	5,291
Total revenue	88,336	96,318

Expenses
Operating, excluding depreciation	39,045	41,813
Interest	1,176	1,265
Depreciation	63,379	63,815
Amortization of equipment acquisition costs and deferred expenses	2,155	2,739
Total expenses	105,755	109,632

Net (loss)	$(17,419)	$(13,314)

Net (loss) allocated to Limited Partners	$(17,419)	$(13,314)

Net (loss) per equivalent Limited Partnership unit	$(0.02)	$(0.02)

Weighted average number of equivalent
Limited Partnership units outstanding during
the year	747,925	748,200

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the three months ended March 31, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	747,925	$1,000	$(87,257)	$(86,257)
Net loss	-	-	-	(17,419)	(17,419)
Capital Contributions - CCC	-	-	-	30,373	30,373
Cash Contributions - CCC	-	-	-	50,000	50,000
Distributions	-	-	-	(92,461)	(92,461)
Balance, March 31, 2012	50	747,925	$1,000	$(116,764)	$(115,764)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2012	2011

Net cash provided by operating activities	$66,048	$89,446

Cash flows from investing activities
Payments received from finance leases	2,839	3,300
Net proceeds from sale of computer equipment	3,882	8,109
Net cash provided by investing activities	6,721	11,409

Cash flows from financing activities
Cash Contributions - CCC	50,000	-
Distributions to partners	(92,461)	(92,494)
Net cash (used in) financing activities	(42,461)	(92,494)

Net increase in cash	30,308	8,361

Cash and cash equivalents at beginning of the period	4,457	192,214

Cash and cash equivalents at end of the period	$34,765	$200,575

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

The Partnership used the proceeds of the offering to acquire, own and lease various types of information technology, medical technology, telecommunications technology, inventory management equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

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

In an effort to increase cash flow, CCC made a non-cash capital contribution of equipment in the amount of approximately $30,000 and a cash contribution of approximately $50,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2012.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit.  Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $36,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2012, the total cash bank balance was as follows:

At March 31, 2012	Amount
Total bank balance	$36,000
FDIC insured	(36,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership adopted the provisions of this ASU, and the required changes in presentation and disclosure requirements have been included in the March 31, 2012 financial statements.  The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of equipment are included in our gain or loss calculations.  For the three months ended March 31, 2012 and 2011, remarketing fees were incurred in the amounts of $9,000 and $7,000, respectively. For the three months ended March 31, 2012 and 2011 remarketing fees were paid in the amount of $8,000 and $7,000, respectively.

The Partnership’s share of the equipment in which it participates with other partnerships at March 31, 2012 was approximately $1,444,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2012 was approximately $216,000. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2012 was approximately $17,245,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2012 was approximately $500,000.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $1,119,000 and is included in the fixed assets on its balance sheet.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $128,000. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $16,962,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $340,000.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2012:

Amount
Nine months ended December 31, 2012	$195,000
Year Ended December 31, 2013	155,000
Year Ended December 31, 2014	77,000
$427,000

Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2013.

The following lists the components of the net investment in direct financing leases at March 31, 2012:

Amount
Total minimum lease payments to be received	$8,000
Estimated residual value of leased equipment (unguaranteed)	2,000
Less: unearned income	(1,000)
Net investment in direct finance leases	$9,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	51%
Moderate-High	49%
High	-%
Net finance lease receivable	100%

As of March 31, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2012:

Amount
2012	$6,000
2013	2,000
$8,000

4. Related Party Transactions

As of March 31, 2012 and 2011, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2012	2011

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$24,000	$29,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2012, the remaining balance of prepaid acquisition fees was approximately $34,000, which is expected to be earned in future periods.	$-	$2,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For three months ended March 31, 2012 equipment management fees of approximately $4,000 were earned but were waived by the General Partner. For the three months ended March 31, 2011, equipment management fees of approximately $5,000 were earned and were waived by the General Partner.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2012	December 31, 2011
Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	$19,000	$25,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	85,000	103,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,975, including interest, with final payment in December 2014	112,000	-
	$216,000	$128,000

The notes are secured by specific equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2012 are as follows:

Amount
Nine months ended December 31, 2012	$80,000
Year ended December 31, 2013	71,000
Year ended December 31, 2014	65,000
$216,000

Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2013. Upon termination of the Partnership, the General Partner will assume the outstanding notes payable and related equipment and minimum rentals.

6. Supplemental Cash Flow Information

During the three months ended March 31, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $2,000.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$24,000	$17,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2012	2011
Forgiveness of related party payables recorded as a capital contribution	$-	$30,000
Capital Contribution - equipment transfer from CCC	$30,000	$52,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$2,000
Debt assumed in connection with purchase of equipment	$112,000	$-

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

See Note 2 to our condensed financial statements included herein for a discussion of accounting pronouncements.

INFORMATION TECHNOLOGY, MEDICAL TECHNOLOGY, TELECOMMUNICATIONS TECHNOLOGY, INVENTORY MANAGEMENT EQUIPMENT

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 1st quarter of 2012 increased 10% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined 20% when compared to data from the 1st quarter of 2011.  Additionally, charge-offs declined 46% in the 1st quarter of 2012, relative to the same period in 2011.  More than 66% of ELFA reporting members reported submitting more transactions for approval during March, a 62% increase over the previous month.  For 2012, the ELFA has forecasted a 4.1% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through March 31, 2012, the Partnership’s leasing operations consisted of operating and finance leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method.  As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value and is included in depreciation expense in the accompanying financial statements.  The fair value of equipment is calculated using income or market approaches.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2012 were cash provided by operating activities of approximately $66,000, proceeds from the sale of equipment in the amount of approximately $4,000, payments from finance leases of approximately $3,000 and a cash contribution from CCC of approximately $50,000. This compares to the three months ended March 31, 2011 where our primary sources of cash were cash provided by operating activities of approximately $89,000, proceeds from the sale of equipment of approximately $8,000 and payments from finance leases of approximately $3,000.

Our primary use of cash for the three months ended March 31, 2012 and 2011 was for distributions to our Limited partners in the amount of approximately $92,000 in each period.

While we intend to invest additional capital in equipment during the remainder of 2012, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2012, cash was provided by operating activities of approximately $66,000, which includes net loss of approximately $17,000, a gain on sale of equipment of approximately $1,000 and depreciation and amortization expenses of approximately $66,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $24,000.

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

At March 31, 2012 cash was held in three accounts maintained at one financial institution. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2012, our total cash bank balance of approximately $36,000 was fully insured.

The Partnership's deposits are fully insured by the FDIC.  We deposit our funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  We have not experienced any losses in such accounts, and believe that we are not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2012, we had future minimum rentals on non-cancelable leases of approximately $195,000 for the balance of the year ending December 31, 2012 and approximately $232,000 thereafter.    As of March 31, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2012 and approximately $2,000 thereafter.

As of March 31, 2012, our debt was approximately $216,000, with interest rates ranging from 3.95% through 7.50% and will be payable through December 2014.

Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2013.

In an effort to increase cash flow, CCC made a non-cash capital contribution of equipment in the amount of approximately $30,000 and a cash contribution of approximately $50,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2012 and 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Lease Revenue

Lease revenue decreased to approximately $86,000 for the three months ended March 31, 2012, from $90,000 for the three months ended March 31, 2011.  This decrease was primarily due to more lease agreements terminating versus new lease agreements being acquired during the three months ended March 31, 2012.

Sale of Equipment

We sold equipment with a net book value of approximately $3,000 for the three months ended March 31, 2012, for a net gain of approximately $1,000.  We sold equipment with a net book value of approximately $3,000 for the three months ended March 31, 2011, for a net gain of approximately $5,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $39,000 for the three months ended March 31, 2012, compared to $42,000 for the three months ended March 31, 2011 due to decreased maintenance and other administrative expenses, partially offset by higher other outside service fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses decreased to approximately $66,000 for the three months ended March 31, 2012, from approximately $67,000 for the three months ended March 31, 2011 due to the higher frequency in the termination of leases as compared to the acquisition of new leases for the three months ended March 31, 2012.

Net Income (Loss)

For the three months ended March 31, 2012, we recognized revenue of approximately $88,000 and expenses of approximately $105,000, resulting in a net loss of approximately $17,000.  For the three months ended March 31, 2011, we recognized revenue of approximately $96,000 and expenses of approximately $109,000, resulting in a net loss of approximately $13,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:               OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2011, general worldwide economic conditions experienced a downturn.  Although we are experiencing a modest improvement in the global economy in 2012, the economic recovery continues to remain somewhat weak, and a prolonged period of economic weakness could result in the following consequences, any of which could materially affect our business: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults Upon Senior Securities
N/A

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
NONE

Item 6.	Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 15, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer