Form 10-Q
period 2012-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2012-11-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 or

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

FORM 10-Q
SEPTEMBER 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Cash and cash equivalents	$27,142	$4,457
Lease income receivable, net of reserve of approximately $21,000
at September 30, 2012 and December 31, 2011	15,009	20,036
Other receivables	15,907	18,873
Refundable deposits	1,130	1,130
	59,188	44,496

Net investment in finance leases	4,542	12,368

Equipment, at cost	2,276,877	2,110,145
Accumulated depreciation	(1,745,524)	(1,592,245)
	531,353	517,900

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $13,000 and $15,000 at
September 30, 2012 and December 31, 2011, respectively	9,431	12,496
Prepaid acquisition fees	30,599	33,629
	40,030	46,125

Total Assets	$635,113	$620,889

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$67,353	$97,352
Accounts payable, General Partner	293,781	263,047
Accounts payable, Commonwealth Capital Corp., net	233,546	183,969
Other accrued expenses	22,414	9,894
Unearned lease income	25,742	25,145
Notes payable	159,235	127,739
Total Liabilities	802,071	707,146

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(167,958)	(87,257)
Total Partners' Capital (Deficit)	(166,958)	(86,257)

Total Liabilities and Partners' Capital (Deficit)	$635,113	$620,889

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue
Lease	$86,321	$88,814	$262,340	$271,711
Interest and other	250	1,096	1,091	4,212
Gain/(loss) on sale of equipment	1,213	(3,880)	3,130	7,932
Total revenue	87,784	86,030	266,561	283,855

Expenses
Operating, excluding depreciation	16,744	14,370	81,504	85,420
Interest	1,926	759	5,251	3,021
Depreciation	66,785	58,114	198,162	183,935
Amortization of equipment acquisition costs and deferred expenses	1,914	2,640	6,096	8,201
Bad Debt (Recovery)	-	(12,000)	-	(12,000)
Total expenses	87,369	63,883	291,013	268,577

Net income (loss)	$415	$22,147	$(24,452)	$15,278

Net income (loss) allocated to Limited Partners	$415	$22,417	$(24,452)	$15,278

Net income (loss) per equivalent Limited Partnership unit	$0.00	$0.03	$(0.03)	$0.02

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	747,925	748,085	747,925	748,162

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 2012
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	747,925	$1,000	$(87,257)	$(86,257)
Net loss	-	-	-	(24,452)	(24,452)
Capital Contributions - CCC	-	-	-	106,133	106,133
Cash Contributions - CCC	-	-	-	115,000	115,000
Distributions	-	-	-	(277,382)	(277,382)
Balance, September 30, 2012	50	747,925	$1,000	$(167,958)	$(166,958)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011

Net cash provided by operating activities	$167,256	$59,511

Cash flows from investing activities
Payments received from finance leases	7,809	9,901
Net proceeds from sale of equipment	10,002	28,308
Net cash provided by investing activities	17,811	38,209

Cash flows from financing activities
Redemptions	-	(1,102)
Cash Contributions - CCC	115,000	-
Distributions to partners	(277,382)	(277,450)
Net cash (used in) financing activities	(162,382)	(278,552)

Net increase (decrease) in cash and cash equivalents	22,685	(180,832)

Cash and cash equivalents at beginning of the period	4,457	192,214

Cash and cash equivalents at end of the period	$27,142	$11,382

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

In an effort to increase cash flow, CCC made a non-cash capital contribution of equipment in the amount of approximately $106,000 and cash contributions of approximately $115,000 during the nine months ended September 30, 2012. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2012.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2013. The General Partner will continue to assess the funding of limited partner distributions and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit. Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ending December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $28,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, the total cash bank balance was as follows:

At September 30, 2012	Amount
Total bank balance	$28,000
FDIC insured	(28,000)
Uninsured amount	$-

The Partnership's deposits were fully insured by the FDIC as of September 30, 2012. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2012 due to many factors, including cash receipts, equipment acquisitions and distributions to limited partners.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASC Update 2012-04), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership does not anticipate any impact on its financial statements as a result of the adoption of this ASU.

In August 2012, the FASB issued ASU No. 2012-03 (“ASC Update 2012-03), Technical Amendments and Corrections to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release NO. 33-9250, and Corrections Related to FASB Accounting Standard Update 2010-22. The amendments in this Update amend various SEC paragraphs within the FASB Accounting Standards Codification (“Codification”) pursuant to the issuance of Staff Accounting Bulletin (SAB) No. 114, SEC Release No. 33-9250, and FASB Accounting Standards Update 2010-22. This ASU was effective in the third quarter of 2012. The Partnership adopted this ASU during the third quarter 2012 and it did not have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements and notes thereto. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2012 and 2011, remarketing fees were incurred in the amounts of approximately $22,000 and $21,000, respectively. For the nine months ended September 30, 2012 and 2011, cash paid for remarketing fees was approximately $25,000 and $17,000, respectively.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue through a transfer or sale and assignment to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2012 was approximately $1,376,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2012 was approximately $159,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2012 was approximately $16,678,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2012 was approximately $362,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $1,119,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $128,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $16,962,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $340,000.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2012:

Amount
Three months ended December 31, 2012	$62,000
Year Ended December 31, 2013	173,000
Year Ended December 31, 2014	118,000
Year Ended December 31, 2015	16,000
$369,000

Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2013. Upon termination of the Partnership, the General Partner will assume the outstanding notes payable and related equipment and minimum rentals.

The following lists the components of the net investment in direct financing leases at September 30, 2012:

Amount
Total minimum lease payments to be received	$3,000
Estimated residual value of leased equipment (unguaranteed)	2,000
Less: unearned income	-
Net investment in direct finance leases	$5,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at September 30, 2012:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	39%
Moderate-High	61%
High	-%
Net finance lease receivable	100%

As of September 30, 2012 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at September 30, 2012:

Amount
2012	$1,000
2013	2,000
$3,000

4. Related Party Transactions

As of September 30, 2012 and 2011, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2012	2011

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2012 and 2011, no other LP expense was charged to the Partnership.	$53,000	$67,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2012, the remaining balance of prepaid acquisition fees was approximately $31,000, which is expected to be earned in future periods. For nine months ended September 30, 2012 and 2011, acquisition fees of approximately $6,000 and $5,000 were earned but were waived by the General Partner, respectively.	$3,000	$5,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For nine months ended September 30, 2012 equipment management fees of approximately $13,000 were earned but were waived by the General Partner. For the nine months ended September 30, 2011, equipment management fees of approximately $14,000 were earned and were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the nine months ended September 30, 2012 and 2011, approximately $300 and $1,000 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the nine months ended September 30, 2012 and 2011, approximately $1,000 of debt placement fees were waived by the General Partner.	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2012	December 31, 2011
Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	$6,000	$25,000
Installment note payable to bank; interest at 3.95%, due in quarterly installments of $8,985, including interest, after an inital payment of $17,970, with final payment in September 2014	69,000	103,000
Installment note payable to bank; interest at 3.95%, due in quarterly installments of $9,795, including interest, after an initial payment of $19,591, with final payment in December 2014	84,000	-
	$159,000	$128,000

The notes are secured by specific equipment and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2012 are as follows:

Amount
Three months ended December 31, 2012	$23,000
Year ended December 31, 2013	71,000
Year ended December 31, 2014	65,000
$159,000

Unless sooner terminated or extended pursuant to the terms of the Agreement, the Partnership will continue until December 31, 2013. Upon termination of the Partnership, the General Partner will assume the outstanding notes payable and related equipment and minimum rentals.

6. Supplemental Cash Flow Information

During the nine months ended September 30, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $8,000. During the nine months ended September 30, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $6,000.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$80,000	$42,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2012	2011
Forgiveness of related party payables recorded as a capital contribution	$-	$70,000
Capital Contribution - equipment transfer from CCC	$106,000	$117,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$3,000	$5,000
Debt assumed in connection with purchase of equipment	$111,000	$-

7. Commitments and Contingencies

SEC and FINRA Review

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons.  The staff has not suggested that these issues involve any element of fraud.  The staff of the Financial Industry Regulatory Authority (“FINRA”) also has raised similar questions.  Clarifying changes have been made in the disclosures in registration documents used by funds. These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner.   While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership; and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd quarter of 2012 increased 16% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 3rd quarter of 2011.  Additionally, charge-offs declined 44% in the 3rd quarter of 2012, relative to the same period in 2011.  More than 54% of “ELFA” reporting members reported submitting more transactions for approval during September 2012 as compared to the same period 2011.  For 2012 the ELFA has forecast a 4.1% increase in finance volume year over year.

SEC AND FINRA REVIEW

August 2012, CCC, the Partnership’s Sponsor and parent company of the General Partner, received a communication from the staff of the U.S. Securities and Exchange Commission with respect to the application of the definition of control person in regard to the limits on the reimbursement of certain salaries, benefits, and expenses of personnel who CCC believes are not control persons. The staff has not suggested that these issues involve any element of fraud. The staff of the Financial Industry Regulatory Authority (“FINRA”) also has raised similar questions. Clarifying changes have been made in the disclosures in registration documents used by funds. These agencies have indicated that they will not proceed with any potential enforcement action(s) against the Partnership or the General Partner. While management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership; and CCC is pursuing discussions with staff members regarding their resolution, no assurance can be provided as to the outcome of this matter.

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

REVENUE RECOGNITION

Through September 30, 2012, the Partnership’s leasing operations consisted of operating and finance leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment. Interest income is earned on the finance lease receivable over the lease term using the interest method. As required, at each reporting period, management evaluates the finance lease for impairment and considers any need for an allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2012 were cash provided by operating activities of approximately $167,000, proceeds from the sale of equipment in the amount of approximately $10,000, payments from finance leases of approximately $8,000 and cash contributions from CCC of approximately $115,000. This compares to the nine months ended September 30, 2011 where our primary sources of cash were from operating activities of approximately $60,000, proceeds from the sale of equipment of approximately $28,000 and payments from finance leases of approximately $10,000.

Our primary use of cash for the nine months ended September 30, 2012 and 2011 was for distributions to our Limited partners in the amount of approximately $277,000 in each period.

While we intend to invest additional capital in equipment during the remainder of 2012, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the nine months ended September 30, 2012, cash was provided by operating activities of approximately $167,000, which includes net loss of approximately $24,000, a gain on sale of equipment of approximately $3,000 and depreciation and amortization expenses of approximately $204,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $80,000.

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

At September 30, 2012, cash was held in three accounts maintained at one financial institution. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At September 30, 2012, our total cash bank balance of approximately $28,000 was fully insured.

The Partnership's deposits were fully insured by the FDIC as of September 30, 2012. We deposit our funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. We have not experienced any losses in such accounts, and believe that we are not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2012, we had future minimum rentals on non-cancelable leases of approximately $62,000 for the balance of the year ending December 31, 2012 and approximately $307,000 thereafter. As of September 30, 2012, we had future minimum rentals on non-cancelable finance leases of approximately $1,000 for the balance of the year ending December 31, 2012 and approximately $2,000 thereafter.

As of September 30, 2012, our debt was approximately $159,000, with interest rates ranging from 3.95% through 7.50% and will be payable through December 2014.

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

In an effort to increase cash flow, CCC made a non-cash capital contribution of equipment in the amount of approximately $106,000 and cash contributions of approximately $115,000. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2012 and 2011.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2013. The General Partner will continue to reassess the funding of limited partner distributions and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Lease Revenue

Lease revenue decreased to approximately $86,000 for the three months ended September 30, 2012, from approximately $89,000 for the three months ended September 30, 2011. This decrease was primarily due to more lease agreements terminating versus new lease agreements being acquired.

Sale of Equipment

We sold equipment with a net book value of approximately $4,000 for the three months ended September 30, 2012, for a net gain of approximately $1,000. We sold equipment with a net book value of approximately $11,000 for the three months ended September 30, 2011, for a net loss of approximately $4,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses increased to approximately $17,000 for the three months ended September 30, 2012, compared to $14,000 for the three months ended September 30, 2011 due to an increase in printing fees and other administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges (if any), and amortization of equipment acquisition fees. The expenses increased to approximately $69,000 for the three months ended September 30, 2012, from approximately $61,000 for the three months ended September 30, 2011 due to the depreciation of new equipment acquired and contributed by CCC during 2012.

Net Income (Loss)

For the three months ended September 30, 2012, we recognized revenue of approximately $88,000 and expenses of approximately $87,000, resulting in a net income of approximately $1,000. For the three months ended September 30, 2011, we recognized revenue of approximately $86,000 and expenses of approximately $64,000, resulting in a net income of approximately $22,000. This net income/loss is primarily due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Lease Revenue

Lease revenue decreased to approximately $262,000 for the nine months ended September 30, 2012, from approximately $272,000 for the nine months ended September 30, 2011. This decrease was primarily due to more lease agreements terminating versus new lease agreements being acquired during the nine months ended September 30, 2012.

Sale of Equipment

We sold equipment with a net book value of approximately $7,000 for the nine months ended September 30, 2012, for a net gain of approximately $3,000. We sold equipment with a net book value of approximately $20,000 for the nine months ended September 30, 2011, for a net gain of approximately $8,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $82,000 for the nine months ended September 30, 2012, compared to $85,000 for the nine months ended September 30, 2011 due to decreased administrative expenses such as postage and warehouse/storage fees (due to a lower percentage of the Partnership’s returned equipment being stored since they are being sold to third parties), partially offset by higher other outside service fees.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges (if any), and amortization of equipment acquisition fees. The expenses increased to approximately $204,000 for the nine months ended September 30, 2012, from $192,000 for the nine months ended September 30, 2011 due to the depreciation of new equipment acquired and contributed by CCC during 2012.

Net Income (Loss)

For the nine months ended September 30, 2012, we recognized revenue of approximately $267,000 and expenses of approximately $291,000, resulting in a net loss of approximately $24,000. For the nine months ended September 30, 2011, we recognized revenue of approximately $284,000 and expenses of approximately $269,000, resulting in a net income of approximately $15,000. This net loss/income is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer