Form 10-K
period 2012-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2013-04-01
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 or

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
DECEMBER 31, 2012

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

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income and Growth Fund IV (“CIGF4”) was formed on April 20, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered $15,000,000 of units of Limited Partnership to the public on October 19, 2001.  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002.  The Partnership was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold. The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013.

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

As of December 31, 2012, all equipment purchased by the Partnership is subject to an operating or finance lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2012, the Partnership has entered into one such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2012, the Partnership has acquired a diversified equipment portfolio, which it has leased to 40 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2012 are as follows:

Equipment Type	Approximate %
Audio Visual	14%
Datacom	6%
Inventory Control Systems	4%
Laptops	3%
Multifunction Centers	15%
Servers	41%
Storage	9%
Workstations	8%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2012, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2012, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the years ended December 31, 2012 and 2011, the Partnership incurred remarketing fees of approximately $29,000 and $24,000, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $33,000 and $22,000, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the Partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2012, the aggregate nonrecourse debt outstanding of approximately $176,000 was approximately 7.5% of the aggregate cost of the equipment owned. The notes are secured by specific equipment, with a carrying value of approximately $256,000 at December 31, 2012 and are nonrecourse liabilities of the Partnership

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practical and invest any proceeds from such financing in additional items of equipment.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2012, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2012, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2012, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013.The Partnership will begin disposing of its equipment at some point in the future when the General Partner commits to a formal plan of liquidation.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, than those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases. Other competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

Through February 25, 2013, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term In Months	Prorated Purchase Price
Agility Logistics Corp	Oce Multifunction Centers	6	$2,514.30
AK Steel Holding Corp.	Oce Multifunction Centers	7	$3,790.52
AK Steel Holding Corp.	Oce Multifunction Centers	26	$767.13
AK Steel Holding Corp.	Oce Multifunction Centers	31	$902.25
Alcatel-Lucent USA Inc.	Small Sun Servers	23	$56,578.31
Allegheny Energy	Small IBM Servers	36	$2,718.30
Allen Chase Foundation	Desktops - Tier 1	14	$19,854.29
Alliant Techsystems	Graphic Workstations	36	$39,593.32
Alliant Techsystems	Standard Office Printers	36	$31,004.94
Alliant Techsystems	Konica Multifunction Centers	36	$30,113.46
Alliant Techsystems	Desktops - Tier 1	15	$39,161.73
Alliant Techsystems	Laptops	15	$5,764.28
Alliant Techsystems	Laptops	15	$22,013.19
Alliant Techsystems	Laptops	12	$5,599.47
Alliant Techsystems	Dell Servers	24	$4,705.29
Alliant Techsystems	Desktops - Tier 1	33	$83,495.45
Alliant Techsystems	Laptops	24	$768.70
Allserve Systems	Telecom	36	$724,200.00
Allserve Systems	Telecom	36	$418,200.00
Allserve Systems	Telecom	36	$724,200.00
Allserve Systems	Telecom	36	$418,200.00
Allserve Systems	Telecom	36	$503,778.00
Allstate Insurance Company	High End Sun Servers	31	$5,680.09
AMCOL International	Small HP Servers	20	$24,955.29
America Online	Midrange Sun Servers	36	$275,161.05
America Online	Small Sun Servers	36	$44,991.59
American Water Works Service Company, Inc.	Oce Multifunction Centers	6	$2,327.12
American Water Works Service Company, Inc.	Oce Multifunction Centers	8	$4,671.18
American Water Works Service Company, Inc.	Oce Multifunction Centers	32	$1,797.73
American Water Works Service Company, Inc.	Oce Multifunction Centers	11	$2,692.39
American Water Works Service Company, Inc.	Oce Multifunction Centers	21	$4,074.54
Anteon	Datacom - Other	16	$7,046.66
Anteon	Telecom	19	$8,112.39
Anteon	Telecom	25	$9,410.10
Anteon	Small HP Servers	23	$10,778.58
Anteon	Audio Visual	27	$11,165.29
Anteon	Telecom	25	$15,531.62
Anteon	Telecom	26	$10,252.99
Anteon	Apple Desktops/Laptops	30	$18,636.03
Anteon	Audio Visual	30	$21,165.67
Anteon	Telecom	30	$7,155.89
Anteon	Small IBM Servers	32	$25,067.66
Anteon	Cisco Datacom	33	$14,673.29
Anteon	Dell Servers	34	$15,526.79
Atlas Air Inc	Oce Multifunction Centers	6	$2,517.82
Atlas Air Inc	Oce Multifunction Centers	28	$2,647.78
Bank of America	High End IBM Servers	27	$731,989.53
Bank of America	High End IBM Servers	28	$55,603.11
Bank of the West	Oce Multifunction Centers	23	$6,259.47
Bank of the West	Oce Multifunction Centers	20	$3,221.00
BFS Diversified Products	Small HP Servers	32	$92,838.95
BFS Diversified Products	Desktops - Tier 1	35	$102,003.11
BFS Diversified Products	Laptops	36	$302,638.60
BFS Diversified Products	Laptops	34	$29,638.31
BFS Diversified Products	Laptops	34	$40,177.47
Brinks Company	Oce Multifunction Centers	12	$1,594.32
Brinks Company	Oce Multifunction Centers	14	$9,424.81
Brinks Company	Oce Multifunction Centers	15	$1,998.47
Brinks Company	Oce Multifunction Centers	17	$6,851.65
Brinks Company	Oce Multifunction Centers	24	$15,563.45
Budnick Converting	Laptops	22	$4,524.91
C. Hager & Sons	Laptops	23	$10,464.54
C. Hager & Sons	Small HP Servers	29	$26,663.64
C. Hager & Sons	Laptops	22	$1,382.04
Cargill, Inc	Canon Multifunction Centers	36	$8,869.20
Cargill, Inc	Canon Multifunction Centers	36	$70,809.00
Century Business Services	Oce Multifunction Centers	6	$2,922.66
Century Business Services	Oce Multifunction Centers	32	$2,384.39
Century Business Services	Oce Multifunction Centers	28	$974.25
Charleston Area Medical Center	Canon Multifunction Centers	35	$4,200.00
Charleston Area Medical Center	Canon Multifunction Centers	35	$5,964.71
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$5,047.06
Charleston Area Medical Center	Canon Multifunction Centers	35	$5,047.06
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,764.70
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$2,011.77
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,764.70
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,764.70
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,764.70
Charleston Area Medical Center	Konica Multifunction Centers	35	$4,111.77
Charleston Area Medical Center	Konica Multifunction Centers	32	$5,962.47
Charleston Area Medical Center	Konica Multifunction Centers	37	$1,708.84
Christian Brothers Company	Laptops	34	$49,698.68
Columbia University	Small HP Servers	36	$17,054.40
Community Hospital of Long Beach	Audio Visual	36	$6,874.80
Computech Business Solutions	Standard Office Printers	33	$5,677.47
Cone Mills	Desktops - Tier 1	36	$23,528.63
Cone Mills	Telecom	36	$70,105.76
Convergys Corporation	Midrange HP Servers	30	$101,974.20
Convergys Corporation	Small Sun Servers	34	$14,268.89
Coram Healthcare Corporation	Oce Multifunction Centers	10	$537.94
Coram Healthcare Corporation	Oce Multifunction Centers	28	$716.68
Coram Healthcare Corporation	Oce Multifunction Centers	29	$740.25
Coram Healthcare Corporation	Oce Multifunction Centers	17	$25,939.99
Coram Healthcare Corporation	Oce Multifunction Centers	19	$2,830.60
Cummins Inc.	Small IBM Servers	36	$2,594.37
Cummins Inc.	Small IBM Servers	36	$3,146.24
Cummins Inc.	Small IBM Servers	36	$3,146.24
Cummins Inc.	Small IBM Servers	36	$2,594.37
Cummins Inc.	Blade Servers	36	$6,228.51
Cummins Inc.	Small IBM Servers	36	$3,235.08
Cummins Inc.	Small IBM Servers	36	$3,235.08
Cummins Inc.	Small IBM Servers	36	$3,067.41
Cummins Inc.	Blade Servers	36	$3,208.72
Cummins Inc.	Small IBM Servers	36	$25,409.84
Cummins Inc.	Small IBM Servers	36	$6,070.87
Cummins Inc.	Small IBM Servers	36	$3,230.40
Cummins Inc.	Blade Servers	36	$3,393.24
Cummins Inc.	Small IBM Servers	36	$3,685.62
Cummins Inc.	Small IBM Servers	36	$25,171.74
Cummins Inc.	Small IBM Servers	36	$10,354.50
Cummins Inc.	High End Sun Servers	36	$130,107.39
Cummins Inc.	High End Sun Servers	36	$141,841.37
Cummins Inc.	Small IBM Servers	36	$4,018.46
Cummins Inc.	Small IBM Servers	36	$3,067.42
Cummins Inc.	Small IBM Servers	36	$3,006.82
Cummins Inc.	Small IBM Servers	36	$4,453.72
Cummins Inc.	High End Sun Servers	36	$37,942.27
Cummins Inc.	Small IBM Servers	36	$3,006.82
Cummins Inc.	Small IBM Servers	36	$3,006.82
Cummins Inc.	Small IBM Servers	36	$9,576.82
Cummins Inc.	Blade Servers	36	$7,681.33
Cummins Inc.	Small IBM Servers	36	$21,702.13
Cummins Inc.	Small IBM Servers	36	$21,575.84
Cummins Inc.	Blade Servers	36	$8,811.03
Cummins Inc.	Small IBM Servers	36	$3,006.82
Cummins Inc.	Small IBM Servers	36	$7,846.31
Cummins Inc.	Small IBM Servers	36	$41,119.20
Cummins Inc.	Small IBM Servers	36	$13,783.79
Cummins Inc.	Small IBM Servers	36	$3,006.82
Cummins Inc.	Small IBM Servers	36	$6,118.46
Cummins Inc.	Blade Servers	30	$2,020.00
Cummins Inc.	Small IBM Servers	36	$2,980.51
Daimler Chrysler	Desktops - Tier 2	36	$831,621.61
Daimler Chrysler	Standard Office Printers	36	$41,860.80
Daimler Chrysler	Desktops - Tier 2	36	$357,508.73
Daimler Chrysler	Datacom - Other	36	$68,981.58
Daimler Chrysler	Datacom - Other	36	$126,466.23
Daimler Chrysler	Standard Office Printers	24	$4,220.99
Daimler Chrysler	Standard Office Printers	24	$4,814.98
Daimler Chrysler	Engineering Workstations	36	$25,930.44
Daimler Chrysler	Engineering Workstations	36	$56,361.73
Daimler Chrysler	Engineering Workstations	36	$73,950.00
Datapage Technologies International Inc	Desktops - Tier 1	32	$17,706.43
Datapage Technologies International Inc	Datacom - Other	35	$27,883.16
Datapage Technologies International Inc	Desktops - Tier 1	36	$8,332.06
Dietrich's Milk Products LLC	Laptops	28	$31,850.35
Dominion Resources	Digital Storage	19	$25,512.20
FedEx Ground Package System, Inc.	Oce Multifunction Centers	10	$336.21
FedEx Ground Package System, Inc.	Oce Multifunction Centers	25	$784.15
FedEx Ground Package System, Inc.	Oce Multifunction Centers	26	$813.21
FedEx Ground Package System, Inc.	Oce Multifunction Centers	26	$1,998.86
FedEx Ground Package System, Inc.	Oce Multifunction Centers	26	$813.21
FedEx Ground Package System, Inc.	Oce Multifunction Centers	27	$842.10
FedEx Ground Package System, Inc.	Oce Multifunction Centers	31	$955.98
FedEx Ground Package System, Inc.	Oce Multifunction Centers	32	$320.25
FedEx Ground Package System, Inc.	Oce Multifunction Centers	34	$338.36
FedEx Ground Package System, Inc.	Oce Multifunction Centers	24	$2,216.45
Firstgroup America	Oce Multifunction Centers	6	$2,017.53
Firstgroup America	Oce Multifunction Centers	9	$1,817.88
Firstgroup America	Oce Multifunction Centers	24	$1,348.22
Firstgroup America	Oce Multifunction Centers	30	$1,207.05
Firstgroup America	Oce Multifunction Centers	31	$2,286.12
Firstgroup America	Oce Multifunction Centers	35	$2,843.12
Garlich Printing	Digital Storage	25	$33,950.11
Garlich Printing	Digital Storage	36	$53,273.51
GE Aviation	Ruggedized Laptops	36	$18,390.29
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$22,274.76
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$10,050.88
GE Aviation	Ruggedized Laptops	36	$15,076.31
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	36	$5,025.44
GE Aviation	Ruggedized Laptops	35	$1,937.90
GE Aviation	Ruggedized Laptops	35	$7,751.59
GE Aviation	Ruggedized Laptops	36	$4,063.53
GE Aviation	Ruggedized Laptops	36	$4,363.20
GE Aviation	Ruggedized Laptops	36	$4,363.20
GE Aviation	Ruggedized Laptops	36	$4,738.05
GE Aviation	Ruggedized Laptops	36	$4,363.20
GE Aviation	Ruggedized Laptops	36	$4,738.05
GE Aviation	Ruggedized Laptops	36	$4,738.05
GE Aviation	Ruggedized Laptops	36	$4,738.05
GE Medical	Cisco Datacom	36	$43,276.56
GE Medical	Telecom	36	$81,387.84
GE Medical	Small HP Servers	34	$17,703.53
GE Medical	Datacom - Other	21	$26,520.00
Geico	Ruggedized Laptops	24	$60,479.69
Geico	Desktops - Tier 1	27	$3,629.27
Geico	Digital Storage	30	$80,436.48
Geico	Cisco Datacom	33	$52,135.24
Geico	Digital Storage	30	$40,626.72
Geico	Small IBM Servers	33	$179,389.31
Geico	Small HP Servers	36	$282,503.21
Geico	Small HP Servers	36	$33,090.20
Geico	Blade Servers	36	$64,866.34
Geico	Midrange HP Servers	36	$50,520.76
Henry Schein	Oce Multifunction Centers	18	$791.57
Hertz	High End HP Servers	36	$779,810.40
Hertz	High End HP Servers	36	$186,855.32
Hollingsworth Financial Services of Michigan, LLC	High Vol & Spec Printers	35	$498,559.00
IST Management Services	Scanners	35	$10,527.52
IST Management Services	Konica Multifunction Centers	35	$4,698.12
IST Management Services	Konica Multifunction Centers	35	$1,853.34
IST Management Services	Konica Multifunction Centers	35	$2,742.27
IST Management Services	Konica Multifunction Centers	35	$7,397.04
IST Management Services	Konica Multifunction Centers	35	$7,987.62
IST Management Services	Konica Multifunction Centers	35	$4,655.79
IST Management Services	Konica Multifunction Centers	35	$7,738.74
IST Management Services	Konica Multifunction Centers	35	$8,598.60
IST Management Services	Konica Multifunction Centers	35	$8,622.06
IST Management Services	Konica Multifunction Centers	22	$7,970.28
IST Management Services	Konica Multifunction Centers	36	$5,943.54
J.C. Penney Company, Inc.	Small HP Servers	24	$38,870.99
Jefferson Smurfit	Small HP Servers	34	$183,385.18
Kaiser Foundation Health Plan, Inc.	Digital Storage	36	$718,472.70
Kaiser Foundation Health Plan, Inc.	Digital Storage	36	$143,012.98
Kellogg	Desktops - Tier 1	28	$8,757.70
Kellogg	Desktops - Tier 1	30	$9,706.13
Kellogg	Desktops - Tier 1	30	$6,148.77
Kellogg	Desktops - Tier 1	33	$10,478.07
Kellogg	Desktops - Tier 1	33	$14,407.39
Kellogg	Desktops - Tier 1	34	$14,076.38
Kellogg	Laptops	23	$5,122.58
Kellogg	Laptops	23	$3,415.21
Kellogg	Laptops	22	$1,648.40
Kellogg	Laptops	23	$1,707.53
Kellogg	Desktops - Tier 1	34	$2,681.21
Kellogg	Desktops - Tier 1	35	$2,056.91
Kellogg	Desktops - Tier 1	32	$117,500.73
L-3 Communications Global Security & Engineering Solutions	Multifunction Centers	33	$342,348.90
Liberty Mutual Insurance	Oce Multifunction Centers	5	$655.42
Liberty Mutual Insurance	Oce Multifunction Centers	33	$10,154.32
Marketing Direct	Digital Storage	25	$70,355.84
Marketing Direct	Laptops	32	$17,744.89
Marketing Direct	Laptops	36	$15,370.03
Matsushita Mobile	Ruggedized Laptops	25	$22,200.16
Milton Hershey Medical Center	Small HP Servers	33	$108,771.11
Mitsubishi Motors North America	Multifunction Centers	36	$319,979.10
Mitsubishi Power Systems	Ruggedized Laptops	33	$33,768.39
Motorola, Inc	Ricoh Multifunction Centers	36	$75,293.46
Motorola, Inc	Ricoh Multifunction Centers	36	$7,714.79
Motorola, Inc	Ricoh Multifunction Centers	36	$10,886.82
MyCart	Dell Servers	31	$12,386.25
NBC Universal	Digital Storage	36	$85,478.04
NBC Universal	Graphic Workstations	24	$3,185.93
Norfolk Southern Corporation	Oce Multifunction Centers	6	$2,039.31
Norfolk Southern Corporation	Oce Multifunction Centers	11	$1,713.08
Norfolk Southern Corporation	Oce Multifunction Centers	13	$25.05
Norfolk Southern Corporation	Oce Multifunction Centers	14	$94.14
Norfolk Southern Corporation	Oce Multifunction Centers	15	$71.83
Norfolk Southern Corporation	Oce Multifunction Centers	17	$113.26
Norfolk Southern Corporation	Oce Multifunction Centers	18	$85.40
Norfolk Southern Corporation	Oce Multifunction Centers	20	$94.31
Norfolk Southern Corporation	Oce Multifunction Centers	21	$957.67
Norfolk Southern Corporation	Oce Multifunction Centers	22	$4,200.05
Norfolk Southern Corporation	Oce Multifunction Centers	24	$6,064.61
Norfolk Southern Corporation	Oce Multifunction Centers	25	$1,010.18
Norfolk Southern Corporation	Oce Multifunction Centers	37	$1,044.16
Northrop Grumman	Digital Storage	36	$57,831.45
Northrop Grumman	Datacom - Other	36	$5,838.46
Northrop Grumman	Small Sun Servers	30	$331,724.40
Occupational Health	Cisco Datacom	36	$254,820.36
Occupational Health	Small HP Servers	36	$263,626.14
Occupational Health	Small HP Servers	35	$109,752.98
Occupational Health	Small HP Servers	36	$280,222.46
Omnicare, Inc.	Oce Multifunction Centers	11	$300.08
Omnicare, Inc.	Oce Multifunction Centers	13	$1,900.14
Omnicare, Inc.	Oce Multifunction Centers	15	$464.45
Omnicare, Inc.	Oce Multifunction Centers	17	$1,814.93
Paric	Multifunction Centers	20	$42,516.46
Paric	Audio Visual	22	$27,065.77
Paric	Desktops - Tier 1	24	$11,197.38
Paric	Multifunction Centers	31	$22,006.92
Paric	Laptops	26	$44,034.83
Paric	Laptops	28	$60,344.91
Paric	Laptops	29	$27,553.51
Paric	Laptops	30	$11,291.46
Paric	Tape Drives	35	$11,379.46
Paric	Audio Visual	35	$12,016.10
Paric	Audio Visual	35	$20,153.30
Patients First Health Care	Desktops - Tier 2	36	$11,566.32
PepsiCo, Inc.	Multifunction Centers	36	$135,990.62
Performance Bracing	Small HP Servers	31	$14,534.73
Pitney Bowes, Inc.	Oce Multifunction Centers	6	$3,100.34
Pitney Bowes, Inc.	Oce Multifunction Centers	7	$2,455.60
Pitney Bowes, Inc.	Oce Multifunction Centers	8	$1,681.39
Pitney Bowes, Inc.	Oce Multifunction Centers	22	$1,801.08
Pitney Bowes, Inc.	Oce Multifunction Centers	23	$944.16
Preferred Freezer Services	Telecom	36	$45,803.10
Preferred Freezer Services	Scanners	34	$5,100.00
Preferred Freezer Services	Scanners	36	$23,560.98
Preferred Freezer Services	Telecom	36	$88,451.19
Preferred Freezer Services	Asset Tracking Systems	36	$89,469.80
Principal Financial Group	High Vol & Spec Printers	37	$375,061.15
Qwest Communications	Misc High End Servers	36	$104,128.16
Raytheon Company	Desktops - Tier 1	30	$123,049.76
Raytheon Company	Desktops - Tier 1	31	$55,752.02
Raytheon Company	Engineering Workstations	36	$50,743.98
Raytheon Company	Engineering Workstations	36	$56,824.02
Refco Group	Small HP Servers	36	$165,328.75
Refco Group	Small HP Servers	36	$196,948.85
Rodgers, Townsend	Digital Storage	26	$104,361.39
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	36	$1,605.29
Royal Caribbean Cruises Ltd.	Konica Multifunction Centers	36	$1,605.29
Salesforce.com	Tape Libraries	35	$4,371.16
Servicemaster	Oce Multifunction Centers	5	$522.07
Servicemaster	Oce Multifunction Centers	6	$2,664.34
Servicemaster	Oce Multifunction Centers	16	$106.93
Servicemaster	Oce Multifunction Centers	19	$1,455.92
Servicemaster	Oce Multifunction Centers	22	$2,848.04
Sprint Nextel Corporation	Tape Drives	36	$239,396.45
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,784.76
SuperValu, Inc.	Ricoh Multifunction Centers	36	$6,502.97
SuperValu, Inc.	Ricoh Multifunction Centers	36	$1,189.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,228.62
SuperValu, Inc.	Ricoh Multifunction Centers	36	$4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$7,760.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,313.38
SuperValu, Inc.	Ricoh Multifunction Centers	26	$2,379.18
Telmar Network Technology	Laptops	36	$6,985.12
Telmar Network Technology	Laptops	36	$9,453.42
The Gifted Gardner	Desktops - Tier 1	31	$14,692.85
Thomson Consumer	Audio Visual	36	$433,189.76
Turner Construction Company	Ricoh Multifunction Centers	12	$6,855.31
Turner Construction Company	Konica Multifunction Centers	24	$12,176.91
Turner Construction Company	Ricoh Multifunction Centers	24	$6,381.95
Turner Construction Company	Ricoh Multifunction Centers	12	$7,642.01
Turner Construction Company	Ricoh Multifunction Centers	12	$5,724.24
UCN	High End HP Servers	36	$174,351.36
United Rentals	Multifunction Centers	36	$6,130.03
Vatterott Educational Centers	Desktops - Tier 2	18	$8,547.14
Vatterott Educational Centers	Desktops - Tier 1	20	$11,632.64
Vatterott Educational Centers	Desktops - Tier 1	21	$6,152.17
Vatterott Educational Centers	Desktops - Tier 1	22	$10,640.77
Vatterott Educational Centers	Desktops - Tier 1	24	$9,885.62
Vatterott Educational Centers	Desktops - Tier 1	25	$7,271.74
Vatterott Educational Centers	Desktops - Tier 1	27	$7,311.01
Vatterott Educational Centers	Desktops - Tier 2	36	$56,088.78
Vatterott Educational Centers	Desktops - Tier 1	36	$36,755.70
Vatterott Educational Centers	Desktops - Tier 1	36	$25,053.93
Vatterott Educational Centers	Desktops - Tier 1	36	$33,465.18
Vatterott Educational Centers	Desktops - Tier 1	36	$14,519.70
Vatterott Educational Centers	Desktops - Tier 1	36	$18,584.40
Vatterott Educational Centers	Desktops - Tier 1	36	$13,080.48
Vatterott Educational Centers	Desktops - Tier 1	36	$23,740.50
Vatterott Educational Centers	Desktops - Tier 1	36	$5,773.20
Vatterott Educational Centers	Desktops - Tier 1	34	$5,360.53
Vatterott Educational Centers	Desktops - Tier 1	35	$6,598.40
Vatterott Educational Centers	Desktops - Tier 1	36	$5,879.40
Vatterott Educational Centers	Desktops - Tier 2	36	$10,078.68
Verso Paper Holding, LLC	Inventory Control Systems	36	$52,451.46
Verso Paper Holding, LLC	Inventory Control Systems	36	$76,255.25
Walker & Associates	Desktops - Tier 1	36	$135,044.95
Weight Watchers	Small HP Servers	36	$165,713.28
Weight Watchers	Tape Libraries	36	$110,870.94
Westar Energy, Inc.	Cisco Datacom	29	$13,009.92
Westar Energy, Inc.	Laptops	34	$7,344.65
Xerox Services	Dell Servers	36	$3,488.27
Xerox Services	Digital Storage	17	$7,101.24
Xerox Services	Small IBM Servers	18	$8,129.65
Xerox Services	Digital Storage	22	$9,738.76
Xerox Services	Small IBM Servers	22	$12,458.85
Xerox Services	Dell Servers	24	$11,376.38
Xerox Services	Midrange Sun Servers	36	$481,243.22
Xerox Services	Digital Storage	34	$6,498.90
Xerox Services	Midrange Sun Servers	30	$15,910.69
Xerox Services	Small Sun Servers	30	$17,328.22
Xerox Services	Small IBM Servers	30	$12,167.29
Xerox Services	Small IBM Servers	30	$12,597.28
Xerox Services	Small IBM Servers	30	$8,343.59
Xerox Services	Midrange Sun Servers	33	$24,042.07
Xerox Services	Small Sun Servers	35	$6,043.22
Xerox Services	Digital Storage	35	$13,916.00
XM Satellite	Digital Storage	36	$285,000.00
XTS Corporation	Desktops - Tier 1	36	$22,721.17

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

EMPLOYEES

The Partnership had no employees in 2012 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 69 employees as of December 31, 2012.

ITEM 1A:                      RISK FACTORS

NOT APPLICABLE

ITEM 1B:                    UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                       PROPERTIES

NONE

ITEM 3:                       LEGAL PROCEEDINGS

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2012, there were 603 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion according to the Partnership agreement.   The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.   These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

REDEMPTION PROVISION

On a semi-annual basis, the General Partner, at its sole discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date in which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and Qualified Plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  Since the Partnership began to accept redemptions, through December 31, 2012, the General Partner had granted redemption requests to redeem 2,025 units. During the year ended December 31, 2012, no such redemptions occurred.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2012 and 2011:

Quarter Ended	2012	2011
March 31	$92,460	$92,495
June 30	92,460	92,495
September 30	92,461	92,460
December 31	92,461	92,460
	$369,842	$369,910

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

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the Partnership’s financial statements contained under Item 8 of this Annual report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 14% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to its lowest level in the last two years at 1.6%. Additionally, charge-offs declined 14.3% for the year.  More than 72% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2012 we continued to experience a modest strengthening in the global economy.   As we move into 2013 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution.  It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to acquire new equipment for the portfolio will remain strong.

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

We believe that the following critical accounting policies affect our more significant judgments and complex estimates used in the preparation of our financial statements.

Revenue Recognition

Through December 31, 2012, the Partnership’s lease portfolio consisted of operating and finance leases.  For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual values and initial direct costs, less the cost of the leased equipment.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled, in certain cases, to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statement of Operations.

Long Lived Assets

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years. Once an asset comes off lease or is re-leased, the Partnership reassesses the useful life of an asset.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

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

The Partnership reviews a customer’s credit history before extending credit. The Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information when the analysis indicates that the probability of full collection is unlikely. The Partnership writes off its accounts receivable when it determines that it is uncollectible and all economically sensible means have been exhausted.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2012 were from operating activities which generated approximately $218,000 and proceeds from the sale of equipment of approximately $13,000.  During 2012, CCC made a non-cash capital contribution of equipment of approximately $264,000 and a cash contribution of approximately $180,000. For the year ended December 31, 2011 our primary sources of cash were from operating activities which generated approximately $115,000 and proceeds from the sale of equipment of approximately $35,000.  During 2011, CCC made a non-cash capital contribution of equipment of approximately $187,000 and a cash contribution of approximately $20,000.

Our primary use of cash for the years ended December 31, 2012 and 2011 was for the distributions to partners of approximately $370,000 each year.

For the year ended December 31, 2012, cash was provided by operating activities of approximately $218,000 which includes a net loss of approximately $18,000 and depreciation and amortization expenses of approximately $277,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $104,000.  For the year ended December 31, 2011, cash was provided by operating activities of approximately $115,000 which includes net income of approximately $6,000 and depreciation and amortization expenses of approximately $258,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $47,000.

At December 31, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $56,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$56,000	$5,000
FDIC insured	(56,000)	(5,000)
Uninsured amount	$-	$-

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership is unaffected by this change as its bank balance is under the $250,000 insurable limit.

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and distributions to investors.

As of December 31, 2012, we had future minimum rentals on noncancellable operating leases of approximately $268,000 for the year ending 2013 and $245,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2012, we had future minimum rentals on noncancellable finance leases of approximately $2,000 for the year ending 2013.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The Partnership is in negotiations with a lessee related to the buy-out of several operating and direct financing leases.

The balance of our non-recourse debt at December 31, 2012 was approximately $176,000 with interest rates of 3.95% which will be payable through July 2015. We assumed debt in connection with the purchase of computer equipment of approximately $152,000 during 2012. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2013, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.  Even though our debt increased during 2012, we expect overall debt totals to decrease as the number of new leases being added to the portfolio decreases.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $1,350,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $135,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $8,693,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $301,000.

In an effort to increase cash flow for the Partnership, during the year ended December 31, 2012, CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $264,000 and cash contributions to the Partnership in the amount of approximately $180,000.

During the year ended December 31, 2011, the General Partner and CCC forgave approximately $70,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $187,000, and cash contributions to the Partnership in the amount of approximately $20,000.

The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2012 and 2011.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2013. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS FROM OPERATIONS

For the year ended December 31, 2012 we recognized revenue of approximately $369,000 and expenses of approximately $387,000 resulting in a net loss of approximately $18,000.   The net loss is due in part to an increase in depreciation expense. For the year ended December 31, 2011 we recognized revenue of approximately $361,000 and expenses of approximately $355,000 resulting in net income of approximately $6,000.

The Partnership has 138 active operating leases that generated lease revenue of approximately $359,000 during 2012. As the operational phase of the partnership draws to a close, management does not expect to acquire as many new leases. Our investment strategy has always been to incorporate a conservative discipline with opportunity. We believe that this strategy has enabled the fund to acquire lease structures that maximize and potentially enhance overall performance for investors.

Lease revenue increased to approximately $359,000 for the year ended December 31, 2012 from approximately $347,000 for the year ended December 31, 2011. This increase was primarily due to the addition of new lease agreements into the Partnership, primarily through debt financing and capital contributions, as CCC and the General Partner continue their efforts to support the Partnership.

For the years ended December 31, 2012 and 2011, we recognized interest income of approximately $5,000 as a result of interest earned on finance leases, cash deposited in our bank accounts and miscellaneous income.  The amount in such accounts, and therefore the interest income, will fluctuate throughout 2013 due to many factors, including distributions and changes in interest rates.

For the years ended December 31, 2012 and 2011, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $102,000 during 2012 from $106,000 in 2011.  This decrease is primarily attributable to our general partner’s decision to waive certain administrative fees in an effort to increase cash flow. Additionally, we experienced decreases in the need for due diligence, legal and administrative services as the fund’s life cycle progresses.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2012 equipment management fees of approximately $18,000 were earned but were waived by our General Partner in order to assist cash flow within our fund. For the year ended December 31, 2011, equipment management fees of approximately $17,000 were earned but were waived by our General Partner in order to assist cash flow within our fund.

For the year ended December 31, 2012, interest expense increased to approximately $7,000 from approximately $4,000 for the year ended December 31, 2011. This increase is a result of increased debt payments during 2012.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2012 and 2011, these expenses were approximately $277,000 and $258,000, respectively The increases in these expenses were due to the acquisition of new equipment attributable to new leases during the past several years. No impairment charge was recorded for the year ended December 31, 2012. The Partnership recorded an impairment charge of approximately $4,000 at December 31, 2011, as impairment indicators were noted and this amount has been included in depreciation expense in the accompanying financial statements.

Net loss was approximately $18,000 for the year ended December 31, 2012. Net income was approximately $6,000 for the year ended December 31, 2011. The changes in net income/loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2012 and 2011, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2012, the practice of Asher & Company, Ltd. (“Asher”), which was engaged as the independent registered public accounting firm of the Partnership was combined with BDO USA, LLP (“BDO”) and the professional staff and partners of Asher joined BDO either as employees or partners of BDO. As a result of this transaction, Asher resigned as the Partnership’s independent registered public accounting firm on November 1, 2012. On November 2, 2012, following the resignation of Asher, The Partnership, through and with the approval of its General Partner, appointed BDO as its independent registered public accounting firm. An 8-K was filed on November 7, 2012 disclosing this change.

There were no disagreements regarding the accounting and financial disclosure matters between the Partnership and its independent registered public accounting firm.

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2012, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

 The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

Gregory M. Lorenz	President of CCSC

Lynn A. Franceschina	Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 53, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 62, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Gregory M. Lorenz, age 50, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn A. Franceschina , age 41, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 64, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 72, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 47, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Mark Hershenson, age 47, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 50, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.   From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Lisa Renshaw, age 54, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

		AMOUNT		AMOUNT
ENTITY RECEIVING		INCURRED		INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2012		DURING 2011

The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.		$66,000		$92,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2012, the remaining balance of prepaid acquisition fees was approximately $25,000, which is expected to be earned in future periods. For the years ended December 31, 2012 and 2011, acquisition fees of approximately $8,000 and $5,000 were earned but were waived by the General Partner, respectively.		$9,000		$6,000
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2012 and 2011, approximately $2,000 and $1,000 of debt placement fees were waived by the General Partner, respectively.
		$	---	$	---
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the year ended December 31, 2012 equipment management fees of approximately $18,000 were earned but were waived by the General Partner. For the year ended December 31, 2011, equipment management fees of approximately $17,000 were earned but were waived by the General Partner.
		$	---	$	---
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2012 and 2011, approximately $400 and $1,000 of equipment liquidation fees were waived by the General Partner, respectively.
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

“Equipment” means each item of and all of the technology equipment and other similar capital equipment (medical technology equipment, telecommunications technology equipment, inventory management equipment) purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $12,000. There were no fees billed for the fiscal year ended December 31, 2011 for professional services rendered by the Partnership’s principal accountant.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2012, other than fees related to audit.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Chief Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 1, 2013 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2013.

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund IV

Financial Statements
For the years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2012 and the related statements of operations, Partners’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2011, and the related statements of operations, Partners’ Deficit and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

March 30, 2012

Commonwealth Income &
Growth Fund IV

Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$55,226	$4,457
Lease income receivable, net of reserve of approximately $21,000 at December 31, 2012 and 2011	17,371	20,036
Other Receivables	19,504	18,873
Refundable deposits	1,130	1,130
	93,231	44,496

Net investment in finance leases	2,767	12,368

Equipment, at cost	2,333,878	2,110,145
Accumulated depreciation	(1,675,737)	(1,592,245)
	658,141	517,900

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $13,000 and $15,000 at December 31, 2012 and 2011, respectively	13,163	12,496
Prepaid acquisition fees	24,716	33,629
	37,879	46,125

Total Assets	$792,018	$620,889

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$59,119	$97,352
Accounts payable, General Partner	293,781	263,047
Accounts payable, Commonwealth Capital Corp., net	236,063	183,969
Other accrued expenses	18,399	9,894
Unearned lease income	37,512	25,145
Notes payable	176,456	127,739
Total Liabilities	821,330	707,146

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(30,312)	(87,257)
Total Partners' Capital (Deficit)	(29,312)	(86,257)

Total Liabilities and Partners' Capital (Deficit)	$792,018	$620,889

see accompanying notes to financial statements

 Commonwealth Income &
Growth Fund IV

Statements of Operations

	Years ended December 31,
	2012	2011

Revenue
Lease	$358,725	$347,211
Interest and other	5,604	5,165
Gain on sale of equipment	4,311	8,862
Total revenue	368,640	361,238

Expenses
Operating, excluding depreciation	102,191	105,784
Interest	6,887	3,613
Depreciation	268,818	247,089
Amortization of equipment acquisition costs and deferred expenses	8,246	10,481
Bad debt (recovery)	-	(12,000)
Total expenses	386,142	354,967

Net (loss) income	$(17,502)	$6,271

Net (loss) income allocated to Limited Partners	$(17,502)	$6,271

Net (loss) income per equivalent Limited Partnership unit	$(0.02)	$0.01

Weighted average number of equivalent limited partnership units outstanding during the period	747,925	748,102

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Partners' Capital (Deficit)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	748,200	$1,000	$437	$1,437
Net income	-	-	-	6,271	6,271
Forgiveness, payables	-	-	-	70,000	70,000
Redemptions	-	(275)	-	(1,102)	(1,102)
Cash contributions - CCC	-	-	-	20,000	20,000
Capital contributions - CCC	-	-	-	187,047	187,047
Distributions	-	-	-	(369,910)	(369,910)
Balance, December 31, 2011	50	747,925	$1,000	$(87,257)	$(86,257)
Net loss	-	-	-	(17,502)	(17,502)
Cash contributions - CCC	-	-	-	180,000	180,000
Capital contributions - CCC	-	-	-	264,289	264,289
Distributions	-	-	-	(369,842)	(369,842)
Balance, December 31, 2012	50	747,925	$1,000	$(30,312)	$(29,312)

see accompanying notes to financial statements

  Commonwealth Income &
Growth Fund IV

Statements of Cash Flows

Years ended December 31,	2012	2011

Cash flows from operating activities
Net (loss) income	$(17,502)	$6,271
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	277,064	257,570
(Gain) on sale of equipment	(4,311)	(8,862)
Bad debt (recovery)	-	(12,000)
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(103,748)	(47,451)
Earned interest on finance leases	(970)	(2,690)
Changes in assets and liabilities:
Lease income receivable	2,665	48,112
Other receivables	(631)	(3,048)
Prepaid expenses	-	309
Accounts payable	(38,233)	18,805
Accounts payable, General Partner	30,734	(160)
Accounts payable, Commonwealth Capital Corp., net	52,094	(121,485)
Other accrued expenses	8,505	(3,726)
Unearned lease income	12,367	(16,768)
Net cash provided by operating activities	218,034	114,877

Cash flows from investing activities
Payments from finance leases	9,166	13,201
Net proceeds from the sale of equipment	13,411	35,177
Net cash provided by investing activities	22,577	48,378

Cash flows from financing activities
Cash Contribution - Commonwealth Capital Corp.	180,000	20,000
Redemptions	-	(1,102)
Distributions to partners	(369,842)	(369,910)
Net cash (used in) financing activities	(189,842)	(351,012)

Net increase (decrease) in cash and cash equivalents	50,769	(187,757)

Cash and cash equivalents at beginning of year	4,457	192,214

Cash and cash equivalents at end of year	$55,226	$4,457

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

During the year ended December 31, 2012, there were no limited partnership units redeemed. During the year ended December 31, 2011, limited partners redeemed 275 units of partnership interest for a total redemption price of approximately $1,100 in accordance with the terms of its Limited Partnership Agreement (the “Agreement”).

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intended to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013.

In an effort to increase cash flow for the Partnership, during the year ended December 31, 2012, CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $264,000 and cash contributions to the Partnership in the amount of approximately $180,000.

During the year ended December 31, 2011, the General Partner and CCC forgave approximately $70,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $187,000, and cash contributions to the Partnership in the amount of approximately $20,000.

The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2012 and 2011.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2013. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During each of the years ended December 31, 2012 and 2011, cash distributions to limited partners for each quarter were made at a rate of approximately 2.5% of their original contributed capital.  Distributions during each of the years ended December 31, 2012 and 2011 were made to limited partners in the amount of approximately $0.50 per unit, based on each investor's number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011. There were no assets or liabilities measured on a nonrecurring basis at December 31, 2012. Fair value measurements on a nonrecurring basis as of December 31, 2011 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Equipment	$3,400	$—	$—	$3,400

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership’s impairment analysis.  An impairment charge of approximately $4,000 was recorded for technology equipment written down to fair value in 2011. The fair value of the equipment is calculated using an income approach.  The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy.  The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2012 and 2011 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2012 and 2011 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2012, the Partnership’s lease portfolio consisted of operating and finance leases.  For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual values and initial direct costs, less the cost of the leased equipment.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled, in certain cases, to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statement of Operations.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Other Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years. Once an asset comes off lease or is re-leased, the Partnership reassesses the useful life of an asset.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

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

The Partnership reviews a customer’s credit history before extending credit. The Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information when the analysis indicates that the probability of full collection is unlikely. The Partnership writes off its accounts receivable when it determines that it is uncollectible and all economically sensible means have been exhausted.

Cash

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $56,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$56,000	$5,000
FDIC insured	(56,000)	(5,000)
Uninsured amount	$-	$-

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership is unaffected by this change as its bank balance is under the $250,000 insurable limit.

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and distributions to investors.

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

The Partnership recorded an impairment charge of approximately $4,000 at December 31, 2011, as impairment indicators were noted and this amount has been included in depreciation expense in the accompanying financial statements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the years ended December 31, 2012 and 2011, the Partnership incurred remarketing fees of approximately $29,000 and $24,000, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $33,000 and $22,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $1,350,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $135,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $8,693,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $301,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $1,016,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $128,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $8,468,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $340,000.

The following is a schedule of future minimum rentals on noncancelable operating leases:

Year Ending December 31,	Amount

2013	$268,000
2014	179,000
2015	66,000
$513,000

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013.

Finance Leases

The following lists the components of the net investment in finance leases at December 31:

Year Ending December 31	2012	2011
Total minimum lease payments to be received	$2,000	$11,000
Estimated residual value of leased equipment (unguaranteed)	1,000	2,000
Less: unearned income	-	(1,000)
Net investment in finance leases	$3,000	$12,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in.  Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics.  We separately take in to consideration payment history, open lawsuits, liens and judgments.  Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2012:

Risk Level	Percent of Customers
Low	-%
Moderate-Low	-%
Moderate	24%
Moderate-High	76%
High	-%
Net finance lease receivable	100%

As of December 31, 2012 we determined that we did not have a need for an allowance credit losses associated with any of our finance leases, as the customer payment histories with us, associated with these lessors, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable financing leases at December 31, 2012:

Year Ending December 31,	Amount

2013	$2,000
Total	$2,000

The Partnership is in negotiations with a lessee related to the buy-out of several operating and direct financing leases

4.  Significant Customers

Leases equal to or exceeding 10% of lease revenue for the year ended December 31:

2012
Cummins Inc.	32%
Weight Watchers, Inc.	10%

2011
Weight Watchers, Inc.	11%
Motorola, Inc.	10%

 Lessees equal to or exceeding 10% of net lease income receivable at December 31:

2012
Motorola, Inc.	31%
Verso Paper Holding, LLC	22%
Cargill, Inc.	21%

2011
Motorola, Inc.	20%

5.  Related Party Transactions

During the year ended December 31, 2012, CCC made non-cash capital contributions of equipment to the Partnership in the amount of approximately $264,000, and cash contributions to the Partnership in the amount of approximately $180,000.

During the year ended December 31, 2011, the General Partner and CCC forgave $70,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $187,000, and cash contributions to the Partnership in the amount of approximately $20,000.

As of December 31, 2012 and 2011, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Years ended December 31,	2012	2011

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2012 and 2011, no other LP expense was charged to the Partnership.	$66,000	$92,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2012, the remaining balance of prepaid acquisition fees was approximately $25,000, which is expected to be earned in future periods. For the years ended December 31, 2012 and 2011, acquisition fees of approximately $8,000 and $5,000 were earned but were waived by the General Partner, respectively.	$9,000	$6,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the year ended December 31, 2012 equipment management fees of approximately $18,000 were earned but were waived by the General Partner. For the year ended December 31, 2011, equipment management fees of approximately $17,000 were earned but were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2012 and 2011, approximately $400 and $1,000 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2012 and 2011, approximately $2,000 and $1,000 of debt placement fees were waived by the General Partner, respectively.	$-	$-

6.  Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2012	2011

Installment note payable to bank; interest at 7.50% due in quarterly installments of $6,632, including interest, with final payment in October 2012	$-	$25,000

Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	60,000	103,000

Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,795, including interest, with final payment in December 2014	75,000	-

Installment notes payable to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	41,000	-

	$176,000	$128,000

The notes are secured by specific equipment, with a carrying value of approximately $256,000, and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate payments of notes payable for each of the periods subsequent to December 31, 2012 are as follows:

Year Ending December 31,	Amount

2013	$88,000
2014	78,000
2015	10,000
$176,000

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013.

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2012	2011
Forgiveness of related party payables recorded as a capital contribution	$-	$70,000
Capital Contribution- equipment transfer from CCC	$264,000	$187,000
Debt assumed in connection with purchase of technology equipment	$152,000	$103,000
Equipment acquisition fees earned by General Partner upon purchase of equipment	$9,000	$6,000

8. Commitments and Contingencies

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows:

	2012	2011
Financial statement basis of net assets	$(29,312)	$(86,257)
Tax basis of net assets (unaudited)	(355,354)	(290,295)
Difference	$(326,042)	$(204,038)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

Year ended December 31,	2012	2011

Net (loss) income for financial reporting purposes to taxable (loss)	$(17,502)	$6,271
Adjustments (unaudited)
(Loss) on sale of computer equipment	(905)	(36,032)
Depreciation	(108,057)	(152,034)
Amortization	7,981	9,990
Unearned lease income	(16,455)	(651)
Penalties	44	229
Bad debts	-	(11,689)
Other	(303)	(1,172)
Taxable (loss) on the Federal
Partnership return (unaudited)	$(139,506)	$(185,088)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.