Form 10-Q
period 2013-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2013-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013     or

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

FORM 10-Q
MARCH 31, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$26,548	$55,226
Lease income receivable, net of reserve of approximately $21,000
at March 31, 2013 and December 31, 2012	34,908	17,371
Other receivables	20,557	19,504
Refundable deposits	1,130	1,130
	83,143	93,231

Net investment in finance leases	1,390	2,767

Equipment, at cost	2,402,833	2,333,878
Accumulated depreciation	(1,736,075)	(1,675,737)
	666,758	658,141

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $14,000 and $13,000 at
March 31, 2013 and December 31, 2012, respectively	14,002	13,163
Prepaid acquisition fees	21,515	24,716
	35,517	37,879

Total Assets	$786,808	$792,018

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$65,431	$59,119
Accounts payable, General Partner	289,901	293,781
Accounts payable, Commonwealth Capital Corp., net	216,769	236,063
Other accrued expenses	16,308	18,399
Unearned lease income	39,885	37,512
Notes payable	210,954	176,456
Total Liabilities	839,248	821,330

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(53,440)	(30,312)
Total Partners' Capital (Deficit)	(52,440)	(29,312)

Total Liabilities and Partners' Capital (Deficit)	$786,808	$792,018

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)
	Three Months Ended
	March 31,	March 31,
	2013	2012

Revenue
Lease	$104,571	$86,456
Interest and other	898	512
Gain on sale of equipment	215	1,368
Total revenue	105,684	88,336

Expenses
Operating, excluding depreciation	36,895	39,045
Interest	1,626	1,176
Depreciation	71,640	63,379
Amortization of equipment acquisition costs and deferred expenses	2,362	2,155
Total expenses	112,523	105,755

Net loss	$(6,839)	$(17,419)

Net loss allocated to Limited Partners	$(6,839)	$(17,419)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.02)

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the three months ended March 31, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	747,925	$1,000	$(30,312)	$(29,312)
Net loss	-	-	-	(6,839)	(6,839)
Capital Contributions - CCC	-	-	-	21,172	21,172
Cash Contributions - CCC	-	-	-	55,000	55,000
Distributions	-	-	-	(92,461)	(92,461)
Balance, March 31, 2013	50	747,925	$1,000	$(53,440)	$(52,440)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$7,377	$66,048

Cash flows from investing activities
Payments received from finance leases	684	2,839
Net proceeds from sale of equipment	722	3,882
Net cash provided by investing activities	1,406	6,721

Cash flows from financing activities
Cash Contributions - CCC	55,000	50,000
Distributions to partners	(92,461)	(92,461)
Net cash used in financing activities	(37,461)	(42,461)

Net (decrease) increase in cash	(28,678)	30,308

Cash and cash equivalents at beginning of the period	55,226	4,457

Cash and cash equivalents at end of the period	$26,548	$34,765

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013. The General Partner intends to initiate a proxy vote in May 2013.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $21,000 and a cash contribution of approximately $55,000 during the three months ended March 31, 2013. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2013.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit.  Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $28,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$28,000
FDIC insured	(28,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASU Update 2012-04”), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted this ASU during the first quarter of 2013 and determined it had no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements(Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership anticipates the ASU will not have a material impact on its financial statements once adopted during the liquidation stage of its life cycle.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2013 and 2012, remarketing fees were incurred in the amounts of $8,000 and $9,000, respectively. For the three months ended March 31, 2013 and 2012 remarketing fees were paid in the amount of $7,000 and $8,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2013 was approximately $1,268,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2013 was approximately $118,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2013 was approximately $8,506,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2013 was approximately $262,000.

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

As the Partnership and the other programs managed by the General Partner acquire new equipment for the Partnerships, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to occur throughout the remainder of 2013.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2013:

Amount
Nine months ended December 31, 2013	$256,000
Year Ended December 31, 2014	204,000
Year Ended December 31, 2015	90,000
Year Ended December 31, 2016	1,000
$551,000

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013. The General Partner intends to initiate a proxy vote in May 2013.

The following lists the components of the net investment in direct financing leases at March 31, 2013:

Amount
Total minimum lease payments to be received	$800
Estimated residual value of leased equipment (unguaranteed)	600
Net investment in direct finance leases	$1,400

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2013 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2013:

Amount
Nine Months Ended December 31, 2013	$800

The Partnership is in negotiations with a lessee related to the buy-out of several operating and direct financing leases.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2013 and 2012, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2013	2012

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$29,000	$24,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2013, the remaining balance of prepaid acquisition fees was approximately $21,000, which is expected to be earned in future periods.	$3,000	$-

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For three months ended March 31, 2013 equipment management fees of approximately $5,000 were earned but were waived by the General Partner. For the three months ended March 31, 2012, equipment management fees of approximately $4,000 were earned and were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the three months ended March 31, 2013 and 2012, approximately $20 and $100 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. For the three months ended March 31, 2013 and 2012, approximately $1,000 of debt placement fees were waived by the General Partner.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2013	December 31, 2012
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	$52,000	$60,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,975, including interest, with final payment in December 2014	66,000	75,000
Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	34,000	41,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	41,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	18,000	-
	$211,000	$176,000

The notes are secured by specific equipment with a carrying value of approximately $307,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2013 are as follows:

Amount
Nine months ended December 31, 2013	$82,000
Year ended December 31, 2014	98,000
Year ended December 31, 2015	31,000
$211,000

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013. The General Partner intends to initiate a proxy vote in May 2013.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$24,000	$24,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

During the three months ended March 31, 2013, the Partnership wrote-off fully amortized acquisition fees of approximately $1,000.

Noncash investing and financing activities include the following:

Three months ended March 31,	2013	2012
Capital Contribution - equipment transfer from CCC	$21,000	$30,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$3,000	$-
Debt assumed in connection with purchase of equipment	$59,000	$112,000

During the three months ended March 31, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $1,000 and $0, respectively.

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses.  The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion.  On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents.  The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds.  Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified.     CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding.  Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future.  Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 3% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 2.8% from the same period last year. Additionally, charge-offs declined to the all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

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

REVENUE RECOGNITION

Through March 31, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years. Once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2013 were cash provided by operating activities of approximately $7,000 and a cash contribution from CCC of approximately $55,000. This compares to the three months ended March 31, 2012 where our primary sources of cash were cash provided by operating activities of approximately $66,000, proceeds from the sale of equipment of approximately $4,000, payments from finance leases of approximately $3,000 and a cash contribution from CCC of approximately $50,000.

Our primary use of cash for the three months ended March 31, 2013 and 2012 was for distributions to our Limited partners in the amount of approximately $92,000 in each period.

While we intend to invest additional capital in equipment during the remainder of 2013, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2013, cash was provided by operating activities of approximately $7,000, which includes net loss of approximately $7,000, a gain on sale of equipment of approximately $200 and depreciation and amortization expenses of approximately $74,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $24,000.

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

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $28,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$28,000
FDIC insured	(28,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2013, we had future minimum rentals on non-cancelable leases of approximately $256,000 for the balance of the year ending December 31, 2013 and approximately $295,000 thereafter.  As of March 31, 2013, we had future minimum rentals on non-cancelable finance leases of approximately $800 for the balance of the year ending December 31, 2013.

The Partnership is in negotiations with a significant lessee in related to the buy-out of several operating and direct financing leases.

As of March 31, 2013, our non-recourse debt was approximately $211,000, with interest rates ranging from 3.95% through 4.23% and will be payable through November 2015.

The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013. The General Partner intends to initiate a proxy vote in May 2013.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $21,000 and a cash contribution of approximately $55,000. The General Partner and CCC have also waived certain fees owed to it during the three months ended March 31, 2013. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2013 and 2012.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Lease Revenue

Lease revenue increased to approximately $105,000 for the three months ended March 31, 2013, from $86,000 for the three months ended March 31, 2012.  This increase was primarily due to the addition of new lease agreements into the Partnership, primarily through debt financing and capital contributions, as CCC and the General Partner continue their efforts to support the Partnership.

The Partnership had 108 and 128 active operating leases that generated lease revenue of approximately $105,000 and $86,000 during the three months ended March 31, 2013 and 2012, respectively. Even though the number of active leases decreased from the three months ended March 31, 2012 to the three months ended March 31, 2013, the revenue generated from the leases that were active as of March 31, 2013 was greater. As the operational phase of the Partnership draws to a close, management does not expect to acquire as many new leases as compared to the past several years. Our investment strategy has always been to incorporate a conservative discipline with opportunity. Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance for investors.

Sale of Equipment

The Partnership sold equipment with a net book value of approximately $500 for the three months ended March 31, 2013, for a net gain of approximately $200.  The Partnership sold equipment with a net book value of approximately $3,000 for the three months ended March 31, 2012, for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $37,000 for the three months ended March 31, 2013, compared to $39,000 for the three months ended March 31, 2012.  The Partnership experienced decreases in the need for due diligence and administrative services as the fund’s life cycle progresses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses increased to approximately $74,000 for the three months ended March 31, 2013, from approximately $65,000 for the three months ended March 31, 2012 due to the acquisition of new equipment attributable to new leases during the past several years.

Net Income (Loss)

For the three months ended March 31, 2013, we recognized revenue of approximately $106,000 and expenses of approximately $113,000, resulting in a net loss of approximately $7,000.  For the three months ended March 31, 2012, we recognized revenue of approximately $88,000 and expenses of approximately $105,000, resulting in a net loss of approximately $17,000.  This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:            OTHER INFORMATION

Item 1.	Legal Proceedings

Regulatory Activities
In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer