Form 10-Q
period 2013-06-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2013-08-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 or

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

FORM 10-Q
JUNE 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and cash equivalents	$27,452	$55,226
Lease income receivable, net of reserve of approximately $10,000 and $21,000
at June 30, 2013 and December 31, 2012, respectively	2,524	17,371
Other receivables	13,996	19,504
Refundable deposits	1,130	1,130
	45,102	93,231

Net investment in finance leases	480	2,767

Equipment, at cost	2,234,001	2,333,878
Accumulated depreciation	(1,633,618)	(1,675,737)
	600,383	658,141

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $10,000 and $13,000 at
June 30, 2013 and December 31, 2012, respectively	12,139	13,163
Prepaid acquisition fees	20,745	24,716
	32,884	37,879

Total Assets	$678,849	$792,018

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$56,602	$59,119
Accounts payable, General Partner, net	257,573	293,781
Accounts payable, Commonwealth Capital Corp., net	165,814	236,063
Other accrued expenses	15,414	18,399
Unearned lease income	36,067	37,512
Notes payable	180,144	176,456
Total Liabilities	711,614	821,330

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(33,765)	(30,312)
Total Partners' Capital (Deficit)	(32,765)	(29,312)

Total Liabilities and Partners' Capital (Deficit)	$678,849	$792,018

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue
Lease	$90,113	$89,563	$194,684	$176,019
Interest and other	166	329	1,064	841
Gain on sale of equipment	2,310	549	2,525	1,917
Gain on sale of investment in finance leases	357	-	357	-
Total revenue	92,946	90,441	198,630	178,777

Expenses
Operating, excluding depreciation	15,885	25,715	52,780	64,760
Interest	1,930	2,149	3,556	3,325
Depreciation	68,883	67,998	140,523	131,377
Amortization of equipment acquisition costs and deferred expenses	2,633	2,027	4,995	4,182
Bad debt (recovery)	(4,268)	-	(4,268)	-
Total expenses	85,063	97,889	197,586	203,644

Net income (loss)	$7,883	$(7,448)	$1,044	$(24,867)

Net income (loss) allocated to Limited Partners	$7,883	$(7,448)	$1,044	$(24,867)

Net income (loss) per equivalent Limited Partnership unit	$0.01	$(0.01)	$0.00	$(0.03)

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	747,925	747,925	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital (Deficit)
For the six months ended June 30, 2013
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	747,925	$1,000	$(30,312)	$(29,312)
Net income	-	-	-	1,044	1,044
Capital Contributions - CCC	-	-	-	40,424	40,424
Cash Contributions - CCC	-	-	-	140,000	140,000
Distributions	-	-	-	(184,921)	(184,921)
Balance, June 30, 2013	50	747,925	$1,000	$(33,765)	$(32,765)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities	$3,252	$117,837

Cash flows from investing activities
Payments received from finance leases	1,180	5,423
Net proceeds from sale of equipment	12,715	4,623
Net cash provided by investing activities	13,895	10,046

Cash flows from financing activities
Cash Contributions - CCC	140,000	75,000
Distributions to partners	(184,921)	(184,921)
Net cash (used in) financing activities	(44,921)	(109,921)

Net (decrease) increase in cash and cash equivalents	(27,774)	17,962

Cash and cash equivalents at beginning of the period	55,226	4,457

Cash and cash equivalents at end of the period	$27,452	$22,419

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. The Partnership is scheduled to terminate on December 31, 2013. However, the General Partner has expressed intent to extend the life of the Partnership by two years subsequent to December 31, 2013. The General Partner initiated a proxy vote of Limited Partners on July 15, 2013 to determine if there is a majority agreement to extend the Partnership for two years. A meeting is expected to be held in September 2013 to determine the outcome of the proxy vote.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $40,000 and cash contributions of approximately $140,000 during the six months ended June 30, 2013. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the six months ended June 30, 2013.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit. Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $28,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$28,000
FDIC insured	(28,000)
Uninsured amount	$-

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2013 and 2012, remarketing fees were incurred in the amounts of $6,000 and $15,000, respectively. For the six months ended June 30, 2013 and 2012 remarketing fees were paid in the amount of $15,000 and $17,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2013 was approximately $1,351,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2013 was approximately $100,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2013 was approximately $8,521,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2013 was approximately $223,000.

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

As the Partnership and the other programs managed by the General Partner acquire new equipment for the Partnerships, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt may continue to occur throughout the remainder of 2013.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2013:

Amount
Six months ended December 31, 2013	$148,000
Year Ended December 31, 2014	207,000
Year Ended December 31, 2015	94,000
$449,000

The Partnership is scheduled to terminate on December 31, 2013. However, as discussed in Note 1, the General Partner has expressed intent and has initiated a proxy vote to extend the life of the Partnership by two years subsequent to December 31, 2013.

The following lists the components of the net investment in direct financing leases at June, 2013:

Amount
Total minimum lease payments to be received	$-
Estimated residual value of leased equipment (unguaranteed)	500
Net investment in direct finance leases	$500

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at June 30, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2013 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $26,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013 as CCC remitted the proceeds to the Partnership in July 2013. Through the settlement, the Partnership reduced its lease income receivable by approximately $17,000 including a bad debt recovery of approximately $4,000 during the three months ended June 30, 2013. The consideration for the buyout of equipment under operating leases was approximately $8,000 which resulted in no gain or loss of equipment subject to operating leases being recorded during the three months ended June 30, 2013. As consideration for the buyout of its finance leases, the Partnership applied payments from the lessee which resulted in a decrease in the net investment in finance receivables of approximately $1,000 and recorded a related gain of approximately $300 during the three months ended June 30, 2013.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2013 and 2012, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2013	2012

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2013 and 2012, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$45,000	$44,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2013, the remaining balance of prepaid acquisition fees was approximately $21,000, which is expected to be earned in future periods.	$4,000	$2,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the six months ended June 30, 2013 equipment management fees of approximately $10,000 were earned but were waived by the General Partner. For the six months ended June 30, 2012, equipment management fees of approximately $9,000 were earned and were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the six months ended June 30, 2013 and 2012, approximately $400 and $200 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. For the six months ended June 30, 2013 and 2012, approximately $1,000 of debt placement fees were waived by the General Partner.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2013	December 31, 2012
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	$43,000	$60,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,975, including interest, with final payment in December 2014	57,000	75,000
Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	31,000	41,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	34,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	15,000	-
	$180,000	$176,000

The notes are secured by specific equipment with a carrying value of approximately $282,000 as of June 30, 2013 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2013 are as follows:

Amount
Six months ended December 31, 2013	$51,000
Year ended December 31, 2014	98,000
Year ended December 31, 2015	31,000
$180,000

The Partnership is scheduled to terminate on December 31, 2013. However, as discussed in Note 1, the General Partner has expressed intent and has initiated a proxy vote to extend the life of the Partnership by two years subsequent to December 31, 2013.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$55,000	$57,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

During the six months ended June 30, 2013 and 2012, the Partnership wrote-off fully amortized acquisition fees of approximately $8,000 and $6,000, respectively.

Noncash investing and financing activities include the following:

Six months ended June 30,	2013	2012
Capital Contribution - equipment transfer from CCC	$40,000	$83,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$4,000	$2,000
Debt assumed in connection with purchase of equipment	$59,000	$112,000
Consideration from CCC related to sale of investments in finance receivables	$7,000	$-

During the six months ended June 30, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $7,000 and $0, respectively.

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the 2nd quarter increased 10% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 1.4% from the same period last year. Additionally, charge-offs remain at an all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of June.

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

REVENUE RECOGNITION

Through June 30, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the six months ended June 30, 2013 were cash provided by operating activities of approximately $3,000, a cash contribution from CCC of approximately $140,000 and net proceeds from the sale of equipment of approximately $13,000. This compares to the six months ended June 30, 2012 where our primary sources of cash were cash provided by operating activities of approximately $118,000, proceeds from the sale of equipment of approximately $5,000, payments from finance leases of approximately $5,000 and a cash contribution from CCC of approximately $75,000.

Our primary use of cash for the six months ended June 30, 2013 and 2012 was for distributions to our Limited partners in the amount of approximately $185,000 in each period.

If, through the proxy vote as discussed in note 1 of the condensed financial statements, the Partnership is extended for two years subsequent to December 31, 2013, we will invest additional capital in equipment during the remainder of 2013. However, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the six months ended June 30, 2013, cash was provided by operating activities of approximately $3,000, which includes net income of approximately $1,000, a gain on sale of equipment of approximately $3,000 and depreciation and amortization expenses of approximately $146,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $55,000 and bad debt recovery of approximately $4,000.

For the six months ended June 30, 2012, cash was provided by operating activities of approximately $118,000, which includes net loss of approximately $25,000, a gain on sale of equipment of approximately $2,000 and depreciation and amortization expenses of approximately $136,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $56,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $28,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$28,000
FDIC insured	(28,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2013, we had future minimum rentals on non-cancelable leases of approximately $148,000 for the balance of the year ending December 31, 2013 and approximately $301,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of approximately $26,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013 as CCC remitted the proceeds to the Partnership in July 2013.

As of June 30, 2013, our non-recourse debt was approximately $180,000, with interest rates ranging from 3.95% through 4.23% and will be payable through November 2015.

The Partnership is scheduled to terminate on December 31, 2013. However, as discussed in Note 1, the General Partner has expressed intent and has initiated a proxy vote to extend the life of the Partnership by two years subsequent to December 31, 2013.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $40,000 and a cash contribution of approximately $140,000. The General Partner and CCC have also waived certain fees owed to it during the six months ended June 30, 2013. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the six months ended June 30, 2013 and 2012.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2013 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Lease Revenue

Lease revenue remained constant at approximately $90,000 for the three months ended June 30, 2013 and 2012. Lease revenue remained steady due to the addition of new lease agreements into the Partnership, primarily through debt financing and capital contributions, as CCC and the General Partner continue their efforts to support the Partnership, offset by the termination of several operating leases during the three months ended June 30, 2013.

The Partnership had 75 and 123 active operating leases that generated lease revenue of approximately $90,000 during the three months ended June 30, 2013 and 2012, respectively. Even though the number of active leases decreased from the three months ended June 30, 2012 to the three months ended June 30, 2013, the revenue generated from the leases that were active as of June 30, 2013 was greater. As the operational phase of the Partnership draws to a close, management does not expect to acquire as many new leases as compared to the past several years. Our investment strategy has been to incorporate a conservative discipline with opportunity. Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance for investors.

Sale of Equipment

The Partnership sold equipment, held under operating leases, with a net book value of approximately $17,000 for the three months ended June 30, 2013, for a net gain of approximately $2,000. The Partnership sold equipment with a net book value of approximately $200 for the three months ended June 30, 2012, for a net gain of approximately $1,000.

Sale of Finance Leases

The Partnership sold its investments in finance leases during the three months ended June 30, 2013 for a net gain of approximately $400. The net gain is primarily due to the buy-out with the significant lessee as described in Note 3 of our condensed financial statements. The Partnership did not sell finance leases during the three months ended June 30, 2012.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $16,000 for the three months ended June 30, 2013, compared to $26,000 for the three months ended June 30, 2012. The Partnership experienced decreases in the need for due diligence and administrative services as the fund’s life cycle progresses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses increased to approximately $72,000 for the three months ended June 30, 2013, from approximately $70,000 for the three months ended June 30, 2012 due to the acquisition of new equipment attributable to new leases during the past several years.

Net Income (Loss)

For the three months ended June 30, 2013, we recognized revenue of approximately $93,000 and expenses of approximately $85,000, resulting in a net income of approximately $8,000. For the three months ended June 30, 2012, we recognized revenue of approximately $90,000 and expenses of approximately $97,000, resulting in a net loss of approximately $7,000. Their net income (loss) is primarily due to the changes in revenue and expenses as described above.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Lease Revenue

Lease revenue increased to approximately $195,000 for the six months ended June 30, 2013, from $176,000 for the six months ended June 30, 2012. This increase was primarily due to the addition of new lease agreements into the Partnership, primarily through debt financing and capital contributions, as CCC and the General Partner continue their efforts to support the Partnership, partially offset by the termination of several operating leases during the six months ended June 30, 2013.

The Partnership had 75 and 123 active operating leases that generated lease revenue of approximately $195,000 and $176,000 during the six months ended June 30, 2013 and 2012, respectively. Even though the number of active leases decreased from the six months ended June 30, 2012 to the six months ended June 30, 2013, the revenue generated from the leases that were active as of June 30, 2013 was greater. As the operational phase of the Partnership draws to a close, management does not expect to acquire as many new leases as compared to the past several years. Our investment strategy has been to incorporate a conservative discipline with opportunity. Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance for investors.

Sale of Equipment

The Partnership sold equipment with a net book value of approximately $17,000 for the six months ended June 30, 2013, for a net gain of approximately $3,000. The Partnership sold equipment with a net book value of approximately $3,000 for the six months ended June 30, 2012, for a net gain of approximately $2,000.

Sale of Finance Leases

The Partnership sold its investments in finance leases during the six months ended June 30, 2013 for a net gain of approximately $400. The net gain is primarily due to the buy-out with the significant lessee as described in Note 3 of our condensed financial statements. The Partnership did not sell finance leases during the six months ended June 30, 2012.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $53,000 for the six months ended June 30, 2013, compared to $65,000 for the six months ended June 30, 2012. The Partnership experienced decreases in the need for due diligence and administrative services as the fund’s life cycle progresses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. The expenses increased to approximately $146,000 for the six months ended June 30, 2013, from approximately $136,000 for the six months ended June 30, 2012 due to the acquisition of new equipment attributable to new leases during the past several years.

Net Income (Loss)

For the six months ended June 30, 2013, we recognized revenue of approximately $199,000 and expenses of approximately $198,000, resulting in a net income of approximately $1,000. For the six months ended June 30, 2012, we recognized revenue of approximately $179,000 and expenses of approximately $204,000, resulting in a net loss of approximately $25,000. Their net income (loss) is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer