Form 10-K
period 2013-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2014-03-31
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 or

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
DECEMBER 31, 2013

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

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income and Growth Fund IV (“CIGF4”) was formed on April 20, 2001 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership offered $15,000,000 of units of Limited Partnership to the public on October 19, 2001. The Partnership raised the minimum capital required ($1,150,000) and commenced operations on July 8, 2002. The Partnership was fully subscribed and terminated its offering of units on September 15, 2003 with 749,950 units ($14,967,729) sold. The Partnership was scheduled to terminate on December 31, 2013. During the year ended December 31, 2013, the Partnership was officially extended through a proxy vote initiated by the General Partner to December 31, 2015.

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

As of December 31, 2013, all equipment purchased by the Partnership is subject to an operating or finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2013, the Partnership has entered into one such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2013, the Partnership has acquired a diversified equipment portfolio, which it has leased to 24 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2013 are as follows:

Equipment Type	Approximate %
Audio Visual	9%
Datacom	4%
Inventory Control Systems	7%
Laptops/Desktops	7%
Multifunction Centers	17%
Servers	43%
Storage	7%
Tape Libraries	6%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2013, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2013, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $15,000 and $29,000, respectively. For the years ended December 31, 2013 and 2012, approximately $25,000 and $33,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the Partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2013, the aggregate nonrecourse debt outstanding of approximately $175,000 was approximately 10.0% of the aggregate cost of the equipment owned. The notes are secured by specific equipment, with a carrying value of approximately $296,000 at December 31, 2013 and are nonrecourse liabilities of the Partnership

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practical and invest any proceeds from such financing in additional items of equipment. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2013, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2013, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2013, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The Partnership was scheduled to terminate on December 31, 2013. During the year ended December 31, 2013, the Partnership was officially extended through a proxy vote initiated by the General Partner to December 31, 2015. The Partnership will begin disposing of its equipment at some point in the future when the General Partner commits to a formal plan of liquidation.

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

INVESTMENTS

Through March 4, 2014, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Desktops - Tier 1	15	$39,161.73
Alliant Techsystems, Inc.	Laptops	15	$5,764.28
Alliant Techsystems, Inc.	Laptops	5	$22,013.19
Alliant Techsystems, Inc.	Dell Servers	8	$4,705.29
Alliant Techsystems, Inc.	Desktops - Tier 1	11	$83,495.45
American Reprographics Company, L.L.C.	Multifunction Centers	36	$3,931.00
American Reprographics Company, L.L.C.	Multifunction Centers	36	$4,115.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$4,617.00
American Reprographics Company, L.L.C.	Multifunction Centers	36	$6,600.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$4,851.00
American Reprographics Company, L.L.C.	Konica Multifunction Centers	36	$7,905.00
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$5,420.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$5,286.00
American Reprographics Company, L.L.C.	Multifunction Centers	36	$4,190.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$5,659.00
American Reprographics Company, L.L.C.	Konica Multifunction Centers	36	$4,828.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$3,845.00
American Reprographics Company, L.L.C.	Multifunction Centers	36	$3,614.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$9,040.00
Cargill, Inc	Canon Multifunction Centers	36	$8,869.20
Cargill, Inc	Canon Multifunction Centers	36	$69,314.00
Charleston Area Medical Center	Canon Multifunction Centers	35	$1,870.59
Charleston Area Medical Center	Konica Multifunction Centers	37	$1,708.84
Coram Healthcare Corporation	Oce Multifunction Centers	17	$25,939.99
Cummins Inc.	Blade Servers	12	$2,594.37
Cummins Inc.	Blade Servers	12	$6,228.51
Cummins Inc.	Small IBM Servers	12	$3,235.08
Cummins Inc.	Small IBM Servers	12	$3,235.08
Cummins Inc.	Small IBM Servers	12	$3,067.41
Cummins Inc.	Blade Servers	12	$3,208.72
Cummins Inc.	Small IBM Servers	12	$25,409.84
Cummins Inc.	Blade Servers	12	$6,070.87
Cummins Inc.	Small IBM Servers	12	$3,230.40
Cummins Inc.	Blade Servers	12	$2,594.37
Cummins Inc.	Small IBM Servers	12	$3,146.24
Cummins Inc.	Small IBM Servers	12	$3,146.24
Cummins Inc.	Blade Servers	12	$3,393.24
Cummins Inc.	Small IBM Servers	12	$3,685.62
Cummins Inc.	Small IBM Servers	12	$25,171.74
Cummins Inc.	Small IBM Servers	12	$10,354.50
Cummins Inc.	High End Sun Servers	12	$130,107.39
Cummins Inc.	High End Sun Servers	12	$141,841.37
Cummins Inc.	Small IBM Servers	12	$4,018.46
Cummins Inc.	Small IBM Servers	12	$3,067.42
Cummins Inc.	Small IBM Servers	12	$3,006.82
Cummins Inc.	Small IBM Servers	12	$4,453.72
Cummins Inc.	High End Sun Servers	12	$37,942.27
Cummins Inc.	Small IBM Servers	12	$3,006.82
Cummins Inc.	Small IBM Servers	12	$3,006.82
Cummins Inc.	Small IBM Servers	12	$9,576.82
Cummins Inc.	Blade Servers	12	$7,681.33
Cummins Inc.	Small IBM Servers	12	$21,702.13
Cummins Inc.	Small IBM Servers	12	$21,575.84
Cummins Inc.	Blade Servers	12	$8,811.03
Cummins Inc.	Small IBM Servers	12	$3,006.82
Cummins Inc.	Small IBM Servers	12	$7,846.31
Cummins Inc.	Small IBM Servers	12	$41,119.20
Cummins Inc.	Blade Servers	10	$2,020.00
Cummins Inc.	Small IBM Servers	12	$6,118.46
Cummins Inc.	Small IBM Servers	12	$13,921.63
Cummins Inc.	Small IBM Servers	12	$3,006.82
Cummins Inc.	Small IBM Servers	12	$2,980.51
Cummins Inc.	Small IBM Servers	12	$2,980.51
Cummins Inc.	Small IBM Servers	11	$1,276.64
Cummins Inc.	Small IBM Servers	12	$3,409.76
Cummins Inc.	Small IBM Servers	12	$5,928.70
Cummins Inc.	High End Sun Servers	23	$11,943.45
Cummins Inc.	Small IBM Servers	12	$3,737.00
Cummins Inc.	High End Sun Servers	12	$71,185.96
Cummins Inc.	High Vol & Spec Printers	36	$3,540.69
Cummins Inc.	High Vol & Spec Printers	36	$1,528.77
Daimler Investments US Corporation	Datacom - Other	36	$126,466.23
Daimler Investments US Corporation	Engineering Workstations	36	$25,930.44
Firstgroup America	Oce Multifunction Centers	6	$2,017.53
GE Aviation	Ruggedized Laptops	35	$7,751.59
Geico	Midrange HP Servers	12	$50,520.76
Geico	Cisco Datacom	11	$52,135.24
IST Management Services	Konica Multifunction Centers	35	$7,738.74
IST Management Services	Konica Multifunction Centers	35	$8,598.60
IST Management Services	Konica Multifunction Centers	35	$8,622.06
Motorola, Inc	Ricoh Multifunction Centers	36	$7,714.79
Motorola, Inc	Ricoh Multifunction Centers	36	$75,293.46
Motorola, Inc	Ricoh Multifunction Centers	36	$10,886.82
NBC Universal	Digital Storage	12	$85,478.04
Raytheon Company	Desktops - Tier 1	31	$55,752.02
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,784.76
SuperValu, Inc.	Ricoh Multifunction Centers	36	$6,502.97
SuperValu, Inc.	Ricoh Multifunction Centers	36	$1,189.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,228.62
SuperValu, Inc.	Ricoh Multifunction Centers	36	$4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$4,123.79
SuperValu, Inc.	Ricoh Multifunction Centers	36	$5,313.38
Texas Instruments	Dell Servers	36	$34,305.00
Texas Instruments	Dell Servers	36	$7,148.00
Thomson Consumer Electronics International S.A., Inc.	Audio Visual	36	$433,189.76
Turner Construction Company	Ricoh Multifunction Centers	24	$6,381.95
United Rentals	Multifunction Centers	36	$6,130.03
Verso Paper Holdings, LLC	Inventory Control Systems	36	$52,451.46
Verso Paper Holdings, LLC	Inventory Control Systems	36	$76,255.25
Weight Watchers	Tape Libraries	36	$110,870.94
Xerox Services	Dell Servers	36	$3,488.27

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

EMPLOYEES

The Partnership had no employees in 2013 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 58 employees as of December 31, 2013.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013. The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA Review

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

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2013, there were 608 holders of units. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2013, the General Partner had granted redemption requests to redeem 2,025 units. During the year ended December 31, 2013, no such redemptions occurred.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2013 and 2012:

Quarter Ended	2013	2012
March 31	$92,461	$92,460
June 30	92,460	92,460
September 30	92,461	92,461
December 31	92,461	92,461
	$369,843	$369,842

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

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector, showed overall new business volume for 2013 increased 3% relative to the same period of 2012.  Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 1.8% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.3%.  More than 56% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2013 we continued to experience a modest strengthening in the global economy. As we move into 2014 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to acquire new equipment for the portfolio will remain strong.

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

Revenue Recognition

Through December 31, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. All of our reimbursable expenses are expensed when incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2013 were from operating activities which generated approximately $70,000, proceeds from the sale of equipment of approximately $32,000 and a capital contribution from CCC of approximately $215,000. During 2013, CCC also made a non-cash capital contribution of equipment of approximately $134,000. For the year ended December 31, 2012, our primary sources of cash were from operating activities which generated approximately $218,000, proceeds from the sale of equipment of approximately $13,000 and a cash contribution of approximately $180,000. During 2012, CCC also made a non-cash capital contribution of equipment of approximately $264,000.

Our primary use of cash for the years ended December 31, 2013 and 2012 was for the distributions to partners of approximately $370,000 each year.

For the year ended December 31, 2013, cash was provided by operating activities of approximately $70,000 which includes net income of approximately $24,000 and depreciation and amortization expenses of approximately $287,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $116,000. For the year ended December 31, 2012, cash was provided by operating activities of approximately $218,000 which includes a net loss of approximately $18,000 and depreciation and amortization expenses of approximately $277,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately 104,000.

At December 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $6,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013, the total cash bank balance was as follows:

Balance at December 31	2013
Total bank balance	$6,000
FDIC insured	(6,000)
Uninsured amount	$-

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

As of December 31, 2013, we had future minimum rentals on noncancellable operating leases of approximately $269,000 for the year ending 2014 and approximately $158,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2013, we had future minimum rentals on noncancellable finance leases of approximately $5,000 for the year ending 2014 and approximately $15,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of $26,000 as a result of the settlement.

The balance of our non-recourse debt at December 31, 2013 was approximately $175,000 with interest rates ranging from 3.95% to 4.23% which will be payable through May 2016. We assumed debt in connection with the purchase of computer equipment of approximately $115,000 during 2013. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2014, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $740,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $111,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $4,037,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $235,000.

During the year ended December 31, 2013, the General Partner and CCC forgave approximately $40,000 of payables owed to it by the Partnership.  The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2013.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS FROM OPERATIONS

For the year ended December 31, 2013 we recognized revenue of approximately $394,000 and expenses of approximately $370,000 resulting in a net income of approximately $24,000. For the year ended December 31, 2012 we recognized revenue of approximately $369,000 and expenses of approximately $387,000 resulting in net loss of approximately $18,000. The change in net income is primarily due to an increase in lease revenue and gain on the sale of equipment, as well as a decrease in operating expenses, partially offset by an increase in depreciation expense

The Partnership has 127 active operating leases that generated lease revenue of approximately $381,000 during 2013 and had 138 active operating leases that generated lease revenue of approximately $359,000 during 2012. The increase in lease revenue was primarily due to the addition of new lease agreements into the Partnership, primarily through debt financing and capital contributions, as CCC and the General Partner continue their efforts to support the Partnership, partially offset by the decrease in the number of active leases overall. As the operational phase of the partnership draws to a close, management does not expect to acquire as many new leases. Our investment strategy has always been to incorporate a conservative discipline with opportunity. We believe that this strategy has enabled the fund to acquire lease structures that maximize and potentially enhance overall performance for investors.

Certain lessees make up approximately 57% of the revenue stream. The Partnership’s equipment portfolio consists of approximately 43% servers produced by various manufacturers. The Partnership’s equipment portfolio consists of approximately 17% multifunction centers produced by various manufacturers. The General Partner continuously monitors the equipment type and lessee concentration to attempt to remain diversified. However, as leases terminate and the number of new leases being acquired by the Partnership decreases, attempting to diversify through the scheduled termination date of December 31, 2015 will become more challenging.

For the years ended December 31, 2013 and 2012, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations. These expenses decreased to approximately $81,000 during 2013 from approximately $102,000 in 2012. This decrease is attributable to the decrease in remarketing fees and outside service fees.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the year ended December 31, 2013 equipment management fees of approximately $19,000 were earned but were waived by our General Partner in order to assist cash flow within our fund. For the year ended December 31, 2012, equipment management fees of approximately $18,000 were earned but were waived by our General Partner in order to assist cash flow within our fund.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the years ended December 31, 2013 and 2012, these expenses were approximately $287,000 and $277,000, respectively The increases in these expenses were due to the acquisition of new equipment attributable to new leases during the past several years.

Net income was approximately $24,000 for the year ended December 31, 2013. Net loss was approximately $18,000 for the year ended December 31, 2012. The changes in net income/loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2013 and 2012, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2013, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 54, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 63, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    Lynn A. Franceschina , age 42, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 65, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 73, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    James Pruett, age 48, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Mark Hershenson, age 48, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 51, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2013	DURING 2012

The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units.	$67,000	$66,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2013, the remaining balance of prepaid acquisition fees was approximately $15,000, which is expected to be earned in future periods. For the years ended December 31, 2013 and 2012, acquisition fees of approximately $0 and $8,000 were earned but were waived by the General Partner, respectively.	$9,000	$9,000
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2013 and 2012, approximately $1,000 and $2,000 of debt placement fees were waived by the General Partner, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the year ended December 31, 2013 equipment management fees of approximately $19,000 were earned but were waived by the General Partner. For the year ended December 31, 2012, equipment management fees of approximately $18,000 were earned but were waived by the General Partner.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2013 and 2012, approximately $1,000 and $400 of equipment liquidation fees were waived by the General Partner, respectively.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $16,000 and $12,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2013, other than fees related to audit.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 2014 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund IV

Financial Statements
For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund IV
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2013 and 2012 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 31, 2014

Commonwealth Income &
Growth Fund IV

Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$4,535	$55,226
Lease income receivable, net of reserve of approximately $10,000 and $21,000 at December 31, 2013 and 2012, respectively	13,472	17,371
Other Receivables	13,996	19,504
Refundable deposits	1,130	1,130
	33,133	93,231

Net investment in finance leases	19,876	2,767

Equipment, at cost	1,749,321	2,333,878
Accumulated depreciation	(1,159,199)	(1,675,737)
	590,122	658,141

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $11,000 and $13,000 at December 31, 2013 and 2012, respectively	13,297	13,163
Prepaid acquisition fees	14,763	24,716
	28,060	37,879

Total Assets	$671,191	$792,018

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$65,377	$59,119
Accounts payable, General Partner	259,567	293,781
Accounts payable, Commonwealth Capital Corp., net	117,677	236,063
Other accrued expenses	13,914	18,399
Unearned lease income	25,892	37,512
Notes payable	174,816	176,456
Total Liabilities	657,243	821,330

PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	12,948	(30,312)
Total Partners' Capital (Deficit)	13,948	(29,312)

Total Liabilities and Partners' Capital (Deficit)	$671,191	$792,018

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Operations

	Years ended December 31,
	2013	2012

Revenue
Lease	$380,857	$358,725
Interest and other	2,179	5,604
Gain on sale of equipment	11,090	4,311
Total revenue	394,126	368,640

Expenses
Operating, excluding depreciation	80,537	102,191
Interest	7,173	6,887
Depreciation	277,521	268,818
Amortization of equipment acquisition costs and deferred expenses	9,028	8,246
Bad debt (recovery)	(4,268)	-
Total expenses	369,991	386,142

Net income (loss)	$24,135	$(17,502)

Net income (loss) allocated to Limited Partners	$24,135	$(17,502)

Net income (loss) per equivalent Limited Partnership unit	$0.03	$(0.02)

Weighted average number of equivalent limited partnership units outstanding during the period	747,925	747,925

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Partners' Capital (Deficit)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	747,925	$1,000	$(87,257)	$(86,257)
Net loss	-	-	-	(17,502)	(17,502)
Cash contributions - CCC	-	-	-	180,000	180,000
Capital contributions - CCC	-	-	-	264,289	264,289
Distributions	-	-	-	(369,842)	(369,842)
Balance, December 31, 2012	50	747,925	$1,000	$(30,312)	$(29,312)
Net income	-	-	-	24,135	24,135
Forgiveness, payables	-	-	-	40,000	40,000
Cash contributions - CCC	-	-	-	215,000	215,000
Capital contributions - CCC	-	-	-	133,968	133,968
Distributions	-	-	-	(369,843)	(369,843)
Balance, December 31, 2013	50	747,925	$1,000	$12,948	$13,948

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund IV

Statements of Cash Flows

Years ended December 31,	2013	2012

Cash flows from operating activities
Net income (loss)	$24,135	$(17,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	286,549	277,064
Gain on sale of equipment	(11,090)	(4,311)
Bad debt (recovery)	(4,268)	-
Other noncash activities:
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(116,491)	(103,748)
Earned interest on finance leases	(285)	(970)
Changes in assets and liabilities:
Lease income receivable	8,167	2,665
Other receivables	5,508	(631)
Accounts payable	6,258	(38,233)
Accounts payable, General Partner	(34,214)	30,734
Accounts payable, Commonwealth Capital Corp., net	(78,386)	52,094
Other accrued expenses	(4,485)	8,505
Unearned lease income	(11,620)	12,367
Net cash provided by operating activities	69,778	218,034

Cash flows from investing activities
Payments from finance leases	2,529	9,166
Net proceeds from the sale of equipment	31,845	13,411
Net cash provided by investing activities	34,374	22,577

Cash flows from financing activities
Cash Contribution - Commonwealth Capital Corp.	215,000	180,000
Distributions to partners	(369,843)	(369,842)
Net cash used in financing activities	(154,843)	(189,842)

Net (decrease) increase in cash and cash equivalents	(50,691)	50,769

Cash and cash equivalents at beginning of year	55,226	4,457

Cash and cash equivalents at end of year	$4,535	$55,226

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

During the years ended December 31, 2013 and 2012, there were no limited partnership units redeemed.

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA). Approximately ten years after the commencement of operations, the Partnership intended to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve. The Partnership was scheduled to terminate on December 31, 2013. During the year ended December 31, 2013, the Partnership was officially extended through a proxy vote initiated by the General Partner to December 31, 2015.

During the year ended December 31, 2013, CCC forgave approximately $40,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $134,000, and cash contributions to the Partnership in the amount of approximately $215,000.

In an effort to increase cash flow for the Partnership, during the year ended December 31, 2012, CCC made a non-cash capital contribution of equipment to the Partnership in the amount of approximately $264,000 and cash contributions to the Partnership in the amount of approximately $180,000.

The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2013 and 2012.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During each of the years ended December 31, 2013 and 2012, cash distributions to limited partners for each quarter were made at a rate of approximately 2.5% of their original contributed capital. Distributions during each of the years ended December 31, 2013 and 2012 were made to limited partners in the amount of approximately $0.50 per unit, based on each investor's number of limited partnership units outstanding during the year.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term, the expected future cash flows and fair value used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2013 and 2012 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2013 and 2012 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses.  Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $6,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013 and 2012, the total cash bank balance was as follows:

Balance at December 31	2013	2012
Total bank balance	$6,000	$56,000
FDIC insured	(6,000)	(56,000)
Uninsured amount	$-	$-

The unlimited FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. The Partnership was unaffected by this change.

The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

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

Recent Accounting Pronouncements

In December 2013, the FASB issued ASU No. 2013-12 (“ASU Updated 2013-12), Definition of a Public Business Entity. This ASU defines the term “public business entity.” The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC is considered a public business entity. The Partnership adopted this ASU during the fourth quarter of 2013 and determined it had no material impact on its financial statements.

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

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership is currently evaluating the effect that this ASU will have on its financial statements during the liquidation phase of its life cycle.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $15,000 and $29,000, respectively. For the years ended December 31, 2013 and 2012, approximately $25,000 and $33,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $740,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $111,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $4,037,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $235,000.

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

The following is a schedule of future minimum rentals on noncancelable operating leases:

Year Ending December 31,	Amount

2014	$269,000
2015	132,000
2016	26,000
$427,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

Finance Leases

The following lists the components of the net investment in finance leases at December 31:

Year Ending December 31	2013	2012
Total minimum lease payments to be received	$20,000	$2,000
Estimated residual value of leased equipment (unguaranteed)	2,000	1,000
Initial direct costs	1,000	-
Less: unearned income	(3,000)	-
Net investment in finance leases	$20,000	$3,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2013:

Risk Level	Percent of Customers
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of December 31, 2013 we determined that we did not have a need for an allowance credit losses associated with any of our finance leases, as the customer payment histories with us, associated with these lessors, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable financing leases at December 31, 2013:

Year Ending December 31,	Amount

2014	$5,000
2015	5,000
2016	5,000
2017	5,000
Total	$20,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating and finance leases. The Partnership received consideration of $26,000 as a result of the settlement. Through the settlement, the Partnership reduced its lease income receivable by approximately $17,000 including a bad debt recovery of approximately $4,000 during the year ended December 31, 2013. The consideration for the buy-out of equipment under operating leases was approximately $8,000 which resulted in no gain or loss of equipment subject to operating leases being recorded during the year ended December 31, 2013. As consideration for the buy-out of its finance leases, the Partnership applied payments from the lessee which resulted in a decrease in the net investment in finance receivables of approximately $1,000 and recorded a related gain of approximately $300 during the year ended December 31, 2013.

4. Significant Customers

Leases equal to or exceeding 10% of lease revenue for the year ended December 31:

2013
Cummins Inc.	46%
Verso Paper Holding, LLC	11%

2012
Cummins, Inc.	32%
Weight Watchers, Inc.	10%

Lessees equal to or exceeding 10% of net lease income receivable at December 31:

2013
Alliant Techsystems, Inc.	40%
Motorola, Inc.	25%
Cummins, Inc.	19%

2012
Motorola, Inc.	31%
Verso Paper Holding, LLC	22%
Cargill, Inc.	21%

5. Related Party Transactions

During the year ended December 31, 2013, CCC forgave $40,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $134,000, and cash contributions to the Partnership in the amount of approximately $215,000.

During the year ended December 31, 2012, CCC made non-cash capital contributions of equipment to the Partnership in the amount of approximately $264,000, and cash contributions to the Partnership in the amount of approximately $180,000.

As of December 31, 2013 and 2012, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Years ended December 31,	2013	2012

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2013 and 2012, no other LP expense was charged to the Partnership.	$67,000	$66,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2013, the remaining balance of prepaid acquisition fees was approximately $15,000, which is expected to be earned in future periods. For the years ended December 31, 2013 and 2012, acquisition fees of approximately $0 and $8,000 were earned but were waived by the General Partner, respectively.	$9,000	$9,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the year ended December 31, 2013 equipment management fees of approximately $19,000 were earned but were waived by the General Partner. For the year ended December 31, 2012, equipment management fees of approximately $18,000 were earned but were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2013 and 2012, approximately $1,000 and $400 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2013 and 2012, approximately $1,000 and $2,000 of debt placement fees were waived by the General Partner, respectively.	$-	$-

6. Notes Payable

Notes payable consisted of the following approximate amounts:

December 31,	2013	2012

Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	$26,000	$60,000

Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,795, including interest, with final payment in December 2014	38,000	75,000

Installment notes payable to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	24,000	41,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	28,000	-

Installment notes payable to bank, interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	12,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	47,000	-
	$175,000	$176,000

The notes are secured by specific equipment, with a carrying value of approximately $296,000, and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2013 are as follows:

Year Ending December 31,	Amount

2014	$116,000
2015	50,000
2016	9,000
$175,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the obligation related to the remaining notes payable through their original term.

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2013	2012
Forgiveness of related party payables recorded as a capital contribution	$40,000	$-
Capital Contribution- equipment transfer from CCC for operating leases	$116,000	$264,000
Capital Contribution – equipment transfer from CCC for finance leases	$18,000	$-
Debt assumed in connection with purchase of technology equipment	$115,000	$152,000
Equipment acquisition fees earned by General Partner upon purchase of equipment	$9,000	$9,000

During the year ended December 31, 2013 and 2012, the Partnership wrote-off fully amortized acquisition fees of approximately $11,000 and $10,000, respectively.

During the years ended December 31, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $7,000 and $0, respectively.

8. Commitments and Contingencies

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013. The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA Review

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

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows:

	2013	2012
Financial statement basis of net assets	$13,948	$(29,312)
Tax basis of net assets (unaudited)	(325,880)	(355,354)
Difference	$(339,828)	$(326,042)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

Year ended December 31,	2013	2012

Net income (loss) for financial reporting purposes to taxable income (loss)	$24,135	$(17,502)
Adjustments (unaudited)
Gain (loss) on sale of equipment	2,848	(905)
Depreciation	8,318	(108,057)
Amortization	8,879	7,981
Unearned lease income	12,884	(16,455)
Penalties	416	44
Bad debts	(10,885)	-
Other	3,754	(4,612)
Taxable income (loss) on the Federal
Partnership return (unaudited)	$50,349	$(139,506)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.