Form 10-Q
period 2014-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2014-05-15
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 or

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

FORM 10-Q
MARCH 31, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$9,318	$4,535
Lease income receivable, net of reserve of approximately $10,000
at March 31, 2014 and December 31, 2013	12,811	13,472
Other receivables	15,731	13,996
Refundable deposits	1,130	1,130
	38,990	33,133

Net investment in finance leases	23,578	19,876

Equipment	1,654,781	1,749,321
Accumulated depreciation	(1,049,300)	(1,159,199)
	605,481	590,122

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $13,000 and $11,000 at
March 31, 2014 and December 31, 2013, respectively	14,537	13,297
Prepaid acquisition fees	11,153	14,763
	25,690	28,060

Total Assets	$693,739	$671,191

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$65,553	$65,377
Accounts payable, CIGF, Inc.	258,716	259,567
Accounts payable, Commonwealth Capital Corp., net	112,619	117,677
Other accrued expenses	21,208	13,914
Unearned lease income	26,265	25,892
Notes payable	203,322	174,816
Total Liabilities	687,683	657,243

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	5,056	12,948
Total Partners' Capital	6,056	13,948

Total Liabilities and Partners' Capital	$693,739	$671,191

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)
	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenue
Lease	$90,155	$104,571
Interest and other	1,206	898
Gain on sale of equipment	2,596	215
Total revenue	93,957	105,684

Expenses
Operating, excluding depreciation	37,353	36,895
Interest	1,793	1,626
Depreciation	69,123	71,640
Amortization of equipment acquisition costs and deferred expenses	2,184	2,362
Total expenses	110,453	112,523

Net loss	$(16,496)	$(6,839)

Net loss allocated to Limited Partners	$(16,496)	$(6,839)

Net loss per equivalent Limited Partnership unit	$(0.02)	$(0.01)

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the three months ended March 31, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	747,925	$1,000	$12,948	$13,948
Net loss	-	-	-	(16,496)	(16,496)
Forgiveness of Payables	-	-	10,000	-	10,000
Capital Contributions - CCC	-	-	31,065	-	31,065
Cash Contributions - CCC	-	-	60,000	-	60,000
Transfer of Partners' Capital	-	-	(101,065)	101,065	-
Distributions	-	-	-	(92,461)	(92,461)
Balance, March 31, 2014	50	747,925	$1,000	$5,056	$6,056

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2014	2013

Net cash provided by operating activities	$32,088	$7,377

Cash flows from investing activities
Payments received from finance leases	1,405	684
Net proceeds from sale of equipment	3,751	722
Net cash provided by investing activities	5,156	1,406

Cash flows from financing activities
Cash Contributions - CCC	60,000	55,000
Distributions to partners	(92,461)	(92,461)
Net cash used in financing activities	(32,461)	(37,461)

Net increase (decrease) in cash	4,783	(28,678)

Cash and cash equivalents at beginning of the period	4,535	55,226

Cash and cash equivalents at end of the period	$9,318	$26,548

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

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $31,000 and a cash contribution of approximately $60,000 during the three months ended March 31, 2014. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2014.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2014, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $10,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$10,000
FDIC insured	(10,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2014, the FASB issued ASU No. 2014-06 (“ASU Updated 2014-06”), Technical Corrections and Improvements Related to Glossary Terms. This ASU provides updates to the FASB Accounting Standards Codification established in September 2009 as the source of authoritative U.S. GAAP recognized by the FASB. The update is effectively immediately upon issuance. The Partnership adopted this ASU during the first quarter of 2014 and there was no material impact on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2014 and 2013, the Partnership incurred remarketing fees of approximately $3,000 and $8,000, respectively.  For the three months ended March 31, 2014, no remarketing fees were paid. For the three months ended March 31, 2013, approximately $7,000 of remarketing fees were paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2014 was approximately $851,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2014 was approximately $120,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2014 was approximately $4,116,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2014 was approximately $248,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $811,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $111,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $4,037,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $235,000.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2014:

Amount
Nine months ended December 31, 2014	$205,000
Year Ended December 31, 2015	156,000
Year Ended December 31, 2016	49,000
Year Ended December 31, 2017	4,000
$414,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume ownership of the remaining active leases through their termination.

The following lists the components of the net investment in direct financing leases at March 31, 2014:

Amount
Total minimum lease payments to be received	$24,000
Estimated residual value of leased equipment (unguaranteed)	3,000
Less: unearned income	(4,000)
Initial direct costs finance leases	1,000
Net investment in direct finance leases	$24,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of March 31, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on noncancelable direct financing leases at March 31, 2014:

Amount
Nine months ended December 31, 2014	$6,000
Year ended December 31, 2015	6,000
Year ended December 31, 2016	6,000
Year ended December 31, 2017	6,000
$24,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

During the three months ended March 31, 2014, CCC forgave approximately $10,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $31,000, and cash contributions to the Partnership in the amount of approximately $60,000.

During the three months ended March 31, 2013, CCC made non-cash capital contributions of equipment to the Partnership in the amount of approximately $21,000, and cash contributions to the Partnership in the amount of approximately $55,000.

As of March 31, 2014 and 2013, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2014	2013

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the three months ended March 31, 2014 and 2013, no other LP expense was charged to the Partnership.	$27,000	$29,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2014, the remaining balance of prepaid acquisition fees was approximately $11,000, which is expected to be earned in future periods.	$4,000	$3,000

Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the three months ended March 31, 2014 and 2013, equipment management fees of approximately $5,000 were earned but were waived by the General Partner.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the three months ended March 31, 2014 and 2013, approximately $100 and $20 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. For the three months ended March 31, 2014 and 2013, approximately $600 and $1,000 of debt placement fees were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31,	December 31,
	2014	2013
Installment note payable to bank; interest at 3.95% due in quarterly installments of $8,985, including interest, with final payment in September 2014	$17,000	$26,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,975, including interest, with final payment in December 2014	29,000	38,000
Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	21,000	24,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	24,000	28,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	11,000	12,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	42,000	47,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,739, including interest, with final payment in December 2016	31,000	-
Installment note payable to bank; interest at 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	28,000	-
	$203,000	$175,000

The notes are secured by specific equipment with a carrying value of approximately $339,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2014 are as follows:

Amount
Nine months ended December 31, 2014	$102,000
Year ended December 31, 2015	69,000
Year ended December 31, 2016	30,000
Year ended December 31, 2017	2,000
$203,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$31,000	$24,000
Forgiveness of related party payables recorded as a capital contribution	$10,000	$-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2014	2013
Capital Contribution - equipment transfer from CCC held under operating leases	$26,000	$21,000
Capital Contribution - equipment transfer from CCC held under finance leases	$5,000	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$4,000	$3,000
Debt assumed in connection with purchase of equipment	$59,000	$59,000

During the three months ended March 31, 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $1,000.

During the three months ended March 31, 2014 and 2013, the Partnership wrote-off fully amortized acquisition fees of approximately $100 and $1,000, respectively.

During the three months ended March 31, 2014, the Partnership wrote-off fully depreciated equipment of approximately $45,000.

7. Commitments and Contingencies

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for quarter ending March 31, 2014 increased at rate of 5.8% relative to the same period of 2013. Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 2.1% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.2%. More than 65% of ELFA reporting members reported submitting more transactions for approval during the month of March. According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

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

REVENUE RECOGNITION

Through March 31, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the three months ended March 31, 2014 were cash provided by operating activities of approximately $32,000, cash proceeds from the sale of equipment of approximately $4,000 and a cash contribution from CCC of approximately $60,000. This compares to the three months ended March 31, 2013 where our primary sources of cash were cash provided by operating activities of approximately $7,000 and a cash contribution from CCC of approximately $55,000.

Our primary use of cash for the three months ended March 31, 2014 and 2013 was for distributions to our Limited partners in the amount of approximately $92,000 in each period.

While we intend to invest additional capital in equipment during the remainder of 2014, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the three months ended March 31, 2014, cash was provided by operating activities of approximately $32,000, which includes net loss of approximately $16,000, a gain on sale of equipment of approximately $3,000 and depreciation and amortization expenses of approximately $71,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $31,000.

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

At March 31, 2014, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $10,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$10,000
FDIC insured	(10,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2014, we had future minimum rentals on non-cancelable leases of approximately $205,000 for the balance of the year ending December 31, 2014 and approximately $209,000 thereafter. As of March 31, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2014 and approximately $18,000 thereafter.

As of March 31, 2014, our non-recourse debt was approximately $203,000, with interest rates ranging from 3.68% through 4.23% and will be payable through February 2017.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $31,000 and a cash contribution of approximately $60,000. The General Partner and CCC have also waived certain fees owed to it during the three months ended March 31, 2014. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2014 and 2013.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Lease Revenue

Lease revenue decreased to approximately $90,000 for the three months ended March 31, 2014, from $105,000 for the three months ended March 31, 2013. This decrease was primarily due to a decline in the number of active leases generating lease revenue for the Partnership.

The Partnership had 76 and 108 active operating leases that generated lease revenue of approximately $90,000 and $105,000 during the three months ended March 31, 2014 and 2013, respectively. As a result in the decline of active leases from the three months ended March 31, 2013 to the three months ended March 31, 2014, lease revenue declined by approximately $15,000.  Management does not expect to acquire as many new leases in 2014 as compared to the past several years.

Sale of Equipment

The Partnership sold equipment with a net book value of approximately $1,000 for the three months ended March 31, 2014, for a net gain of approximately $3,000. The Partnership sold equipment with a net book value of approximately $500 for the three months ended March 31, 2013, for a net gain of approximately $200.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. Operating expenses were approximately $37,000 for the three months ended March 31, 2014 and 2013.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 were approximately $71,000 and $74,000, respectively.  As the number of active leases held by the Partnership declines, depreciation and amortization expenses are expected to decrease.

Net Income (Loss)

For the three months ended March 31, 2014, we recognized revenue of approximately $94,000 and expenses of approximately $110,000, resulting in a net loss of approximately $16,000. For the three months ended March 31, 2013, we recognized revenue of approximately $106,000 and expenses of approximately $113,000, resulting in a net loss of approximately $7,000. This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer