Form 10-Q
period 2014-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2014-11-17
CIK 1141615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-62526

COMMONWEALTH INCOME & GROWTH FUND IV

(Exact name of registrant as specified in its charter)

Pennsylvania	23-3080409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17755 US Highway 19 North

Suite 400

Clearwater, FL 33764

(Address, including zip code, of principal executive offices)

(877) 654-1500

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

FORM 10-Q

SEPTEMBER 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS
Cash and cash equivalents	$ 2,783	$ 4,535
Lease income receivable, net of reserve of approximately $6,000 and $10,000
at September 30, 2014 and December 31, 2013, respectively	7,096	13,472
Other receivables	18,141	13,996
Refundable deposits	1,130	1,130
	29,150	33,133

Net investment in finance leases	25,754	19,876

Equipment, at cost	1,691,022	1,749,321
Accumulated depreciation	(1,107,577)	(1,159,199)
	583,445	590,122

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $13,000 and $11,000 at September 30, 2014 and December 31, 2013, respectively	14,191	13,297
Prepaid acquisition fees	6,937	14,763
	21,128	28,060

Total Assets	$ 659,477	$ 671,191

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 65,437	$ 65,377
Accounts payable, CIGF, Inc., net	259,567	259,567
Accounts payable, Commonwealth Capital Corp., net	73,063	117,677
Other accrued expenses	38,976	13,914
Unearned lease income	25,543	25,892
Notes payable	192,296	174,816
Total Liabilities	654,882	657,243

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	3,595	12,948
Total Partners' Capital	4,595	13,948

Total Liabilities and Partners' Capital	$ 659,477	$ 671,191

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Lease	$ 87,197	$ 92,122	$ 267,458	$ 286,806
Interest and other	381	43	1,959	1,107
Gain on sale of equipment	2,597	900	5,842	3,425
Gain on sale of investment in finance leases	-	-	-	357
Total revenue	90,175	93,065	275,259	291,695

Expenses
Operating, excluding depreciation	7,798	13,846	56,697	66,626
Interest	1,923	1,819	5,659	5,375
Depreciation	70,979	67,373	207,656	207,896
Amortization of equipment acquisition costs and deferred expenses	2,232	1,955	6,554	6,950
Bad debt (recovery)	-	-	(3,000)	(4,268)
Total expenses	82,932	84,993	273,566	282,579

Net income	$ 7,243	$ 8,072	$ 1,693	$ 9,116

Net income allocated to Limited Partners	$ 7,243	$ 8,072	$ 1,693	$ 9,116

Net income per equivalent Limited Partnership unit	$ 0.01	$ 0.01	$ 0.002	$ 0.01

Weighted average number of equivalent
Limited Partnership units outstanding during
the period	747,925	747,925	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2014
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	747,925	$ 1,000	$ 12,948	$ 13,948
Net Income	-	-	-	1,693	1,693
Forgiveness of Payables	-	-	36,000	-	36,000
Capital Contributions of Equipment - CCC	-	-	66,368	-	66,368
Cash Contributions - CCC	-	-	90,000	-	90,000
Transfer of Partners' Capital	-	-	(192,368)	192,368	-
Distributions	-	-	-	(203,414)	(203,414)
Balance, September 30, 2014	50	747,925	$ 1,000	$ 3,595	$ 4,595

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended September 30,
	2014	2013

Net cash provided by operating activities	$ 92,545	$ 34,147

Cash flows from investing activities
Payments received from finance leases	4,937	2,029
Net proceeds from sale of equipment	14,180	21,321
Net cash provided by investing activities	19,117	23,350

Cash flows from financing activities
Cash Contributions - CCC	90,000	190,000
Distributions to partners	(203,414)	(277,382)
Net cash used in financing activities	(113,414)	(87,382)

Net decrease in cash and cash equivalents	(1,752)	(29,885)

Cash and cash equivalents at beginning of the period	4,535	55,226

Cash and cash equivalents at end of the period	$ 2,783	$ 25,341

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

In an effort to increase cash flow, CCC made a non-cash capital contribution of equipment in the amount of approximately $66,000 and a cash contribution of approximately $90,000 during the nine months ended September 30, 2014. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2014.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  Through September 30, 2014, the Partnership has acquired approximately $186,000 in equipment, of which approximately $129,000 is leveraged.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$4,000
FDIC insured	(4,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the nine months ended September 30, 2014 and 2013, the Partnership incurred remarketing fees of approximately $3,000 and $11,000, respectively.  For the nine months ended September 30, 2014 and 2013, remarketing fees were paid with cash or netted against receivables due from such parties in the amount of $3,000 and $20,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2014 was approximately $837,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2014 was approximately $95,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2014 was approximately $4,287,000. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2014 was approximately $421,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2014:

Amount
Three months ended December 31, 2014	$79,000
Year Ended December 31, 2015	182,000
Year Ended December 31, 2016	74,000
Year Ended December 31, 2017	14,000
$349,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume ownership of the remaining active leases through their termination.

The following lists the components of the net investment in direct financing leases at September 30, 2014:

Amount
Total minimum lease payments to be received	$25,000
Estimated residual value of leased equipment (unguaranteed)	4,000
Less: unearned income	(4,000)
Initial direct costs finance leases	1,000
Net investment in direct finance leases	$26,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	100%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of September 30, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2014:

Three months ended December 31, 2014	$2,000
Year ended December 31, 2015	8,000
Year ended December 31, 2016	8,000
Year ended December 31, 2017	6,000
Year ended December 31, 2018	1,000
$25,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC could acquire remaining active leases at fair market value and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

During the nine months ended September 30, 2014, CCC forgave approximately $36,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $66,000, and cash contributions to the Partnership in the amount of approximately $90,000.

During the nine months ended September 30, 2013, CCC made non-cash capital contributions of equipment to the Partnership in the amount of approximately $83,000 and cash contributions to the Partnership in the amount of approximately $190,000.

As of September 30, 2014 and 2013, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2014	2013

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2014 and 2013, no other LP expense was charged to the Partnership.

	$49,000	$56,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2014, the remaining balance of prepaid acquisition fees was approximately $7,000, which is expected to be earned in future periods.	$8,000	$8,000

Equipment management fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the nine months ended September 30, 2014 equipment management fees of approximately $13,000 were earned and waived by the General Partner. For the nine months ended September 30, 2013, equipment management fees of approximately $14,000 were earned and waived by the General Partner.

	$-	$-

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees is paid to unaffiliated parties. For the nine months ended September 30, 2014 and 2013, approximately $400 and $600 of equipment liquidation fees were waived by the General Partner, respectively.

	$-	$-

Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. For the nine months ended September 30, 2014 and 2013, approximately $1,000 of debt placement fees were waived by the General Partner.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30,	December 31,
	2014	2013
Installment note payable to bank; interest at 3.95% due in quarterly installments
of $8,985, including interest, with final payment in September 2014	$-	$26,000
Installment note payable to bank; interest at 3.95% due in quarterly installments of $9,975, including interest, with final payment in December 2014	10,000	38,000
Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	14,000	24,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	17,000	28,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	8,000	12,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	33,000	47,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,739, including interest, with final payment in December 2016	23,000	-
Installment note payable to bank; interest at 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	23,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $227 to $238, including interest, with final payment in February 2017	18,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	2,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	15,000	-
Installment note payable to bank; interest at 1.6% due in monthly installments of $868, including interest, with final payment in July 2017	29,000	-

	$192,000	$175,000

The notes are secured by specific equipment with a carrying value of approximately $314,000 as of September 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2014 are as follows:

Amount
Three months ended December 31, 2014	$34,000
Year ended December 31, 2015	92,000
Year ended December 31, 2016	54,000
Year ended December 31, 2017	12,000
$192,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume ownership of the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

	Nine months ended September 30,
	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$112,000	$81,000
Forgiveness of related party payables recorded as a capital contribution	$36,000	$-

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2014	2013
Capital Contribution - equipment transfer from CCC held under operating leases	$57,000	$79,000
Capital Contribution – equipment transfer from CCC held under finance leases	$9,000	$4,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$8,000	$8,000
Debt assumed in connection with purchase of equipment	$129,000	$115,000
Consideration from CCC related to sale of investments in finance receivables	$-	$7,000
Accrual for purchase of lease equipment funded in October 2014	23,000	-

During the nine months ended September 30, 2014 and 2013, the Partnership wrote-off fully amortized acquisition fees of approximately $5,000 and $10,000, respectively.

During the nine months ended September 30, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $1,000 and $7,000, respectively.

During the nine months ended September 30, 2014, the Partnership wrote-off fully depreciated equipment of approximately $45,000.

7. Commitments and Contingencies

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.  The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $827 billion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 21% from new business volume in September 2013. Month over month, new business volume was up 31% from August. Year to date, cumulative new business volume increased 8% compared to 2013. Receivables over 30 days decreased from the previous month to 1.0%, and were up slightly from .09% in the same period in 2013. Charge-offs were unchanged for the sixth consecutive month at an all-time low of 0.2%. Credit approvals totaled 79.7% in September, relatively unchanged from the previous month. Total headcount for equipment finance companies was up 1.1% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 60.4, slightly better than the September index of 60.2, with survey participants indicating increasing or consistent demand tempered by U.S. economic concerns.

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

REVENUE RECOGNITION

Through September 30, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2014 were cash provided by operating activities of approximately $93,000, cash contribution from CCC of approximately $90,000 and net proceeds from the sale of equipment of approximately $14,000. This compares to the nine months ended September 30, 2013 where our primary sources of cash were cash provided by operating activities of approximately $34,000, a cash contribution from CCC of approximately $190,000 and net proceeds from the sale of equipment of approximately $21,000.

Our primary use of cash for the nine months ended September 30, 2014 and 2013 was for distributions to our Limited partners in the amount of approximately $203,000 and $277,000, respectively.

While we intend to invest additional capital in equipment during the remainder of 2014, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of investor distributions and operating expenses.

For the nine months ended September 30, 2014, cash was provided by operating activities of approximately $93,000, which includes net income of approximately $2,000, a gain on sale of equipment of approximately $6,000 and depreciation and amortization expenses of approximately $214,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $112,000 and bad debt recovery of approximately $3,000.

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

At September 30, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $4,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$4,000
FDIC insured	(4,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2014, we had future minimum rentals on non-cancelable leases of approximately $79,000 for the balance of the year ending December 31, 2014 and approximately $270,000 thereafter. As of September 30, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $2,000 for the balance of the year ending December 31, 2014 and approximately $23,000 thereafter.

As of September 30, 2014, our non-recourse debt was approximately $192,000, with interest rates ranging from 1.60% through 4.23% and will be payable through July 2017.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

In an effort to increase cash flow, CCC made non-cash capital contributions of equipment in the amount of approximately $66,000, cash contribution of approximately $90,000 and forgiveness of payables of approximately $36,000. The General Partner and CCC have also waived certain fees owed to it during the nine months ended September 30, 2014. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2014 and 2013.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and the potential extended life of the Partnership and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return. Through September 30, 2014, the Partnership has acquired approximately $186,000 in equipment, of which approximately $129,000 is leveraged.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Lease Revenue

Lease revenue decreased to approximately $87,000 for the three months ended September 30, 2014 as compared to approximately $92,000 for the three months ended September 30, 2013. This decrease was primarily due to the expiration of several significant equipment leases within the portfolio.

The Partnership had 87 and 70 active operating leases that generated lease revenue of approximately $87,000 and $92,000 during the three months ended September 30, 2014 and 2013, respectively.  The revenue generated declined despite an increase in the number of active leases from the three months ended September 30, 2013 to the three months ended September 30, 2014.  This increase in the number of leases was as a result of acquiring new leases that were smaller in size (greater number of leases at a lower average equipment investment per lease).  As the operational phase of the Partnership draws to a close, management will continue to seek short term lease opportunities to enhance portfolio returns and cash flow. Our investment strategy has been to incorporate a conservative discipline with opportunity.  Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance of investors.

Sale of Equipment

The Partnership sold equipment, held under operating leases, with a net book value of approximately $7,000 for the three months ended September 30, 2014, for a net gain of approximately $3,000. The Partnership sold equipment with a net book value of approximately $300 for the three months ended September 30, 2013, for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $8,000 for the three months ended September 30, 2014, compared to $14,000 for the three months ended September 30, 2013. The Partnership experienced decreases in the need for due diligence and administrative services as the fund’s life cycle progresses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  Depreciation and amortization expenses for the three months ended September 30, 2014 and 2013 were approximately $73,000 and $69,000, respectively. This increase is primarily due to new equipment acquisitions, partially offset by equipment that has been fully depreciated.

Net Income

For the three months ended September 30, 2014, we recognized revenue of approximately $90,000 and expenses of approximately $83,000, resulting in a net income of approximately $7,000.  For the three months ended September 30, 2013, we recognized revenue of approximately $93,000 and expenses of approximately $85,000, resulting in a net income of approximately $8,000.  The net income is primarily due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Lease Revenue

Lease revenue decreased to approximately $267,000 for the nine months ended September 30, 2014, from $287,000 for the nine months ended September 30, 2013. This decline was primarily due to the expiration of several operating leases during the nine months ended September 30, 2014.

The Partnership had 93 and 101 active operating leases that generated lease revenue of approximately $267,000 and $287,000 during the nine months ended September 30, 2014 and 2013, respectively.  As a result in the decline of active leases from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, lease revenue decreased by approximately $20,000.  As the operational phase of the Partnership draws to a close, management will continue to seek short term lease opportunities to enhance portfolio returns and cash flow. Our investment strategy has been to incorporate a conservative discipline with opportunity.  Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance of investors.

Sale of Equipment

The Partnership sold equipment with a net book value of approximately $8,000 for the nine months ended September 30, 2014, for a net gain of approximately $6,000. The Partnership sold equipment with a net book value of approximately $18,000 for the nine months ended September 30, 2013, for a net gain of approximately $3,000.

Sale of Finance Leases

The Partnership sold its investments in finance leases during the nine months ended September 30, 2013 for a net gain of approximately $400. The net gain is primarily due to the buy-out with a significant lessee. The Partnership did not sell finance leases during the nine months ended September 30, 2014.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $57,000 for the nine months ended September 30, 2014, compared to $67,000 for the nine months ended September 30, 2013. The Partnership experienced decreases in the need for due diligence and administrative services as the fund’s life cycle progresses.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. These expenses decreased to approximately $214,000 for the nine months ended September 30, 2014, from approximately $215,000 for the nine months ended September 30, 2013.  This decline is primarily due to an increase in the amount of equipment that is fully depreciated, partially offset by new equipment purchases.

Net Income

For the nine months ended September 30, 2014, we recognized revenue of approximately $275,000 and expenses of approximately $273,000, resulting in a net income of approximately $2,000.  For the nine months ended September 30, 2013, we recognized revenue of approximately $292,000 and expenses of approximately $283,000, resulting in a net income of approximately $9,000. The net income is primarily due to the changes in revenue and expenses as described above.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.  The settlement had no impact on the financial position or results of operations of the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

Item1A.	Risk Factors

            N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults Upon Senior Securities
N/A

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information
NONE

Item 6.	Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer