Form 10-Q
period 2015-03-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2015-05-15
CIK 1141615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 or

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

YES ☐ NO ☒

FORM 10-Q

MARCH 31, 2015

TABLE OF CONTENTS

PART I
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	19
PART II
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS
Cash and cash equivalents	$ 23,504	$ 2,004
Lease income receivable, net of reserve of approximately $6,000 at March 31, 2015 and December 31, 2014	18,784	23,995
Other receivables	13,997	14,646
Refundable deposits	1,130	1,130
	57,415	41,775

Net investment in finance leases	34,052	32,697

Equipment, at cost	1,993,923	1,995,028
Accumulated depreciation	(1,231,595)	(1,180,600)
	762,328	814,428

Equipment acquisition costs, net of accumulated amortization of approximately $17,000 and $14,000 at March 31, 2015 and December 31, 2014, respectively	15,550	18,268

Total Assets	$ 869,345	$ 907,168

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 64,921	$ 66,364
Accounts payable, CIGF, Inc., net	259,567	259,567
Accounts payable, Commonwealth Capital Corp., net	103,138	111,938
Other accrued expenses	45,056	11,111
Unearned lease income	10,396	16,790
Notes payable	379,767	425,498
Total Liabilities	862,845	891,268

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	5,500	14,900
Total Partners' Capital	6,500	15,900

Total Liabilities and Partners' Capital	$ 869,345	$ 907,168

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue
Lease	$ 101,575	$ 90,155
Interest and other	583	1,206
Gain on sale of equipment	669	2,596
Total revenue	102,827	93,957

Expenses
Operating, excluding depreciation	34,719	37,353
Interest	4,221	1,793
Depreciation	90,569	69,123
Amortization of equipment acquisition costs and deferred expenses	2,718	2,184
Total expenses	132,227	110,453

Net loss	$ (29,400)	$ (16,496)

Net loss allocated to Limited Partners	$ (29,400)	$ (16,496)

Net loss per equivalent Limited Partnership unit	$ (0.04)	$ (0.02)

Weighted average number of equivalent Limited Partnership units outstanding during The period	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the three months ended March 31,2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	747,925	$ 1,000	$ 14,900	$ 15,900
Net loss	-	-	-	(29,400)	(29,400)
Forgiveness of Payables	-	-	20,000	-	20,000
Transfer of Partners' Capital	-	-	(20,000)	20,000	-
Balance, March 31, 2015	50	747,925	$ 1,000	$ 5,500	$ 6,500

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2015	2014

Net cash provided by operating activities	$ 23,198	$ 32,088

Cash flows from investing activities
Capital expenditures	(1,549)	-
Purchase of finance leases	(3,536)	-
Payments received from finance leases	2,718	1,405
Net proceeds from sale of equipment	669	3,751
Net cash (used in) provided by investing activities	(1,698)	5,156

Cash flows from financing activities
Cash Contributions-CCC	-	60,000
Distributions to partners	-	(92,461)
Net cash used in financing activities	-	(32,461)

Net increase in cash and cash equivalents	21,500	4,783

Cash and cash equivalents at beginning of the period	2,004	4,535

Cash and cash equivalents at end of the period	$ 23,504	$ 9,318

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

The Partnership was originally scheduled to terminate on December 31, 2013. During the year ended December 31, 2013, the Partnership was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner. The Partnership will begin the liquidation phase at some point in the future when the General Partner commits to a formal plan of liquidation.

During the three months ended March 31, 2015 and 2014, there were no limited partnership units redeemed.

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

In an effort to increase cash flow, CCC forgave approximately $20,000 of payables owed to it by the Partnership.  The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions during the three months ended March 31, 2015.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2015, cash was held in one bank account maintained at one financial institution with a balance of approximately $27,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$27,000
FDIC insured	(27,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts and interest rates.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis- Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.  A reporting entity also may apply the amendments retrospectively.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations in first quarter 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the three months ended March 31, 2015 and 2014, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively.  For the three months ended March 31, 2015 and 2014, there were no remarketing fees paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2015 was approximately $1,133,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2015 was approximately $276,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2015 was approximately $5,089,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2015 was approximately $887,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $1,133,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $310,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $5,089,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,005,000.

As the Partnership and the other programs managed by the General Partner continue to acquire new equipment for the portfolio, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2015:

Amount
Nine months ended December 31, 2015	$220,000
Year Ended December 31, 2016	189,000
Year Ended December 31, 2017	109,000
Year Ended December 31, 2018	1,000
$519,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume ownership of the remaining active leases through their termination.

The following lists the components of the net investment in direct financing leases at March 31, 2015:

Amount
Total minimum lease payments to be received	$33,000
Estimated residual value of leased equipment (unguaranteed)	4,000
Less: unearned income	(4,000)
Initial direct costs finance leases	1,000
Net investment in direct finance leases	$34,000

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

Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2015 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at March 31, 2015:

Amount
Nine months ended December 31, 2015	$8,000
Year ended December 31, 2016	11,000
Year ended December 31, 2017	10,000
Year ended December 31, 2018	4,000
$33,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

During the three months ended March 31, 2015, CCC forgave approximately $20,000 of payables owed to it by the Partnership.  During the three months ended March 31, 2014, CCC contributed to the Partnership non-cash capital contributions of equipment in the amount of approximately $31,000, cash contributions in the amount of approximately $60,000 and forgave approximately $10,000 of payables owed to it by the Partnership.

As of March 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2015	2014

Reimbursable expenses

Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the three months ended March 31, 2015 and 2014, no “other LP” expense was charged to the Partnership.	$34,000	$27,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the three months ended March 31, 2015 approximately $2,000 of acquisition fees were waived by the General Partner.	$-	$4,000

Equipment management fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the three months ended March 31, 2015 and 2014, equipment management fees of approximately $5,000 were earned but were waived by the General Partner.

	$-	$-

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the three months ended March 31, 2015 and 2014, approximately $20 and $100 of equipment liquidation fees were waived by the General Partner, respectively.

	$-	$-
Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. For the three months ended March 31, 2015 and 2014, approximately $700 and $600 of debt placement fees were waived by the General Partner, respectively.

$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31,	December 31,
	2015	2014

Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	$ 7,000	$ 1,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	11,000	14,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	5,000	6,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	24,000	28,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,739, including interest, with final payment in December 2016	18,000	21,000

Installment note payable to bank; interest at 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	18,000	37,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $227 to $239, including interest, with final payment in February 2017	15,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	2,000	2,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	11,000	13,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,650, including interest, with final payment in June 2017	14,000	16,000

Installment note payable to bank; interest at 1.60% due in monthly installments of $868, including interest, with final payment in July 2017	24,000	26,000

Installment note payable to bank; interest at 4.85% due in quarterly installments of $5,133, including interest, with final payment in July 2017	48,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $305, including interest, with final payment in August 2017	3,000	3,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $280 to $685, including interest, with final payment in September 2017	12,000	14,000

Installment notes payable to bank; interest at 4.85% due in quarterly installments of $1,750, including interest, with final payment in September 2017	16,000	76,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $598, including interest, with final payment in October 2017	7,000	-

Installment note payable to bank; interest ranging from 4.85% to 4.88% due in monthly installments ranging from $1,058 to $2,087, including interest, with final payment in October 2017	145,000	158,000

	$380,000	$425,000

The notes are secured by specific equipment with a carrying value of approximately $527,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2015 are as follows:

Amount
Nine months ended December 31, 2015	$138,000
Year ended December 31, 2016	150,000
Year ended December 31, 2017	92,000
$380,000

The Partnership is scheduled to terminate on December 31, 2015. If the Partnership terminates on December 31, 2015, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$53,000	$31,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2015	2014
Capital Contribution - equipment transfer from CCC held under operating leases	$-	$26,000
Capital Contribution - equipment transfer from CCC held under finance leases	$-	$5,000
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$4,000
Debt assumed in connection with purchase of equipment	$7,000	$59,000
Forgiveness of related party payables recorded as a capital contribution	$20,000	$10,000
Accrued expenses incurred in connection with the purchase of technology equipment	$30,000	$-

During the three months ended March 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition fees of approximately $200 and $100, respectively.

During the three months ended March 31, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $0 and $45,000, respectively.

7. Commitments and Contingencies

FINRA Review

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 25% from new business volume in March 2014. Volume was up 46% from $6.1 billion in February. Year to date, cumulative new business volume increased 17% compared to 2014. Receivables over 30 days were 1.2%, up from 1.1% the previous month and from 1.0% the same period in 2014. Charge-offs were at an all-time low of 0.2% for the 13th consecutive month. Credit approvals totaled 78.7% in March, up from 78.1% in February. Total headcount for equipment finance companies was up 3.9% year over year.

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

REVENUE RECOGNITION

Through March 31, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the three months ended March 31, 2015 and 2014 were approximately $2,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the three months ended March 31, 2015 were cash provided by operating activities of approximately $23,000, payments received from finance leases of approximately $3,000 and cash proceeds from the sale of equipment of approximately $1,000.  This compares to the three months ended March 31, 2014 where our primary sources of cash were cash provided by operating activities of approximately $32,000, cash proceeds from the sale of equipment of approximately $4,000 and a cash contribution from CCC of approximately $60,000.

Our primary uses of cash for the three months ended March 31, 2015 was for the purchase of new equipment of approximately $2,000 and the purchase of finance leases of approximately $4,000.  Our primary use of cash for the three months ended March 31, 2014 was for the distributions to partners of approximately $92,000.

While we intend to invest additional capital in equipment during the remainder of 2015, the amount of such additional investment is uncertain, as available funds will first be committed to the payment of operating expenses.

For the three months ended March 31, 2015, cash was provided by operating activities of approximately $23,000, which includes net loss of approximately $29,000, a gain on sale of equipment of approximately $1,000 and depreciation and amortization expenses of approximately $93,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $53,000.

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

At March 31, 2015, cash was held in one bank account maintained at one financial institution with a balance of approximately $27,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$27,000
FDIC insured	(27,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts and interest rates.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $220,000 for the balance of the year ending December 31, 2015 and approximately $299,000 thereafter.  As of March 31, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $8,000 for the balance of the year ending December 31, 2015 and approximately $25,000 thereafter.

As of March 31, 2015, our non-recourse debt was approximately $380,000, with interest rates ranging from 1.60% through 4.88% and will be payable through October 2017.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

Our cash from operations is expected to continue to be adequate to cover all operating expenses and liabilities during the next 12-month period. If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits. The General Partner continues to suspend limited partner distributions for the three month period ended March 31, 2015.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

Additionally, CCC forgave approximately $20,000 of payables owed to it by the Partnership during the three months ended March 31, 2015. The General Partner and CCC have also waived certain fees owed to it during the three months ended March 31, 2015. Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the three months ended March 31, 2015 and 2014.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Lease Revenue

Lease revenue increased to approximately $102,000 for the three months ended March 31, 2015, from $90,000 for the three months ended March 31, 2014. This increase was primarily due to an increase in the number of active leases generating lease revenue for the Partnership.

The Partnership had 87 and 76 active operating leases that generated lease revenue of approximately $102,000 and $90,000 during the three months ended March 31, 2015 and 2014, respectively. The increase in number of active leases from the three months ended March 31, 2014 to the three months ended March 31, 2015, resulted in an increase to lease revenue of approximately $12,000. Management does not expect to acquire as many new leases for the remainder of 2015 as the partnership is scheduled to terminate on December 31, 2015.

Sale of Equipment

For the three months ended March 31, 2015, the Partnership sold equipment with a zero net book value for a net gain of approximately $1,000.  For the three months ended March 31, 2014, the Partnership sold equipment with a net book value of approximately $1,000, for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. Operating expenses were approximately $35,000 and $37,000 for the three months ended March 31, 2015 and 2014, respectively.  Management expects operating expenses to either remain consistent or decrease as the partnership winds down and begins preparation for the fund’s termination.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 were approximately $93,000 and $71,000, respectively.  As the number of active leases held by the Partnership increases, depreciation and amortization expenses are expected to increase.

Net Loss

For the three months ended March 31, 2015, we recognized revenue of approximately $103,000 and expenses of approximately $132,000, resulting in a net loss of approximately $29,000.  For the three months ended March 31, 2014, we recognized revenue of approximately $94,000 and expenses of approximately $110,000, resulting in a net loss of approximately $16,000. This net loss is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA Review

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2015	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Financial Operations Officer