Form 10-Q
period 2015-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2015-11-16
CIK 1141615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 or

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

 FORM 10-Q

SEPTEMBER 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Cash and cash equivalents	$ 4,257	$ 2,004
Lease income receivable, net of reserve of approximately
$6,000 at September 30, 2015 and December 31, 2014	119,767	23,995
Other receivables	14,273	14,646
Refundable deposits	1,130	1,130
	139,427	41,775

Net investment in finance leases	42,843	32,697

Equipment, at cost	2,962,376	1,995,028
Accumulated depreciation	(724,211)	(1,180,600)
	2,238,165	814,428

Equipment acquisition costs, net of accumulated
amortization of approximately $18,000 and $14,000
at September 30, 2015 and December 31, 2014, respectively	10,500	18,268

Total Assets	$ 2,430,935	$ 907,168

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 66,323	$ 66,364
Accounts payable, CIGF, Inc., net	259,567	259,567
Accounts payable, Commonwealth Capital Corp., net	248,140	111,938
Other accrued expenses	63,486	11,111
Unearned lease income	16,184	16,790
Notes payable	1,724,432	425,498
Total Liabilities	2,378,132	891,268

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	51,803	14,900
Total Partners' Capital	52,803	15,900

Total Liabilities and Partners' Capital	$ 2,430,935	$ 907,168

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Lease	$ 206,596	$ 87,197	$ 399,244	$ 267,458
Interest and other	900	381	2,126	1,959
Gain on sale of equipment	7,273	2,597	8,457	5,842
Total revenue	214,769	90,175	409,827	275,259

Expenses
Operating, excluding depreciation and amortization	7,463	7,798	52,878	56,697
Interest	4,385	1,923	12,873	5,659
Depreciation	181,135	70,979	363,428	207,656
Amortization of equipment acquisition costs
and deferred expenses	2,427	2,232	7,768	6,554
Bad debt recovery	-	-	-	(3,000)
Total expenses	195,410	82,932	436,947	273,566

Net income (loss)	$ 19,359	$ 7,243	$ (27,120)	$ 1,693

Net income (loss) allocated to Limited Partners	$ 19,359	$ 7,243	$ (27,120)	$ 1,693
Net income (loss) income per equivalent Limited
Partnership unit	$ 0.03	$ 0.01	$ (0.04)	$ 0.002
Weighted average number of equivalent
Limited Partnership units outstanding during the period	747,925	747,925	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the nine months ended September 30,2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	747,925	$1,000	$14,900	$15,900
Net loss	-	-	-	(27,120)	(27,120)
Cash Contribution - CCC	-	-	7,619	-	7,619
Capital Contribution - CCC	-	-	11,404	-	11,404
Forgiveness of Payables	-	-	45,000	-	45,000
Transfer of Partners' Capital	-	-	(64,023)	64,023	-
Distributions	-	-	-	-	-
Balance, September 30, 2015	50	747,925	$1,000	$51,803	$52,803

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2015	2014

Net cash provided by operating activities	$ 257,329	$ 92,545

Cash flows from investing activities
Capital expenditures	(296,024)	-
Purchase of finance leases	(9,838)	-
Payments received from finance leases	8,828	4,937
Net proceeds from sale of equipment	34,339	14,180
Net cash (used in) provided by investing activities	(262,695)	19,117

Cash flows from financing activities
Cash Contributions - CCC	7,619	90,000
Distributions to partners	-	(203,414)
Net cash provided by (used in) financing activities	7,619	(113,414)

Net increase (decrease) in cash and cash equivalents	2,253	(1,752)

Cash and cash equivalents at beginning of the period	2,004	4,535

Cash and cash equivalents at end of the period	$ 4,257	$ 2,783

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

The Partnership was originally scheduled to terminate its operational phase on December 31, 2013.  During the year ended December 31, 2013, the operational phase was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner.  Upon completion of the operational phase, it is anticipated that the Partnership will begin its liquidation phase.  The Partnership will begin the liquidation phase when the General Partner commits to a formal plan.  The liquidation phase is expected to last approximately two years and is scheduled to terminate on December 31, 2017.

During the nine months ended September 30, 2015 and 2014, there were no limited partnership units redeemed.

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

In an effort to increase cash flow, the General Partner and CCC forgave $45,000 of payables owed to it by the Partnership, made capital contributions of  equipment and finance leases of approximately $11,000 and cash contributions of approximately $8,000.  The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, our General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions during the nine months ended September 30, 2015.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2015, cash was held in one bank account maintained at one financial institution with a balance of approximately $8,000.  Bank accounts are federally insured up to $250,000 by the FDIC.  At September 30, 2015, the total cash bank balance was as follows:

At September 30, 2015	Balance
Total bank balance	$8,000
FDIC insured	(8,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts and interest rates.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date- The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014 -15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the nine months ended, September 30, 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the nine months ended September 30, 2015 and 2014, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively.  For the nine months ended September 30, 2015 and 2014, remarketing fees were paid with cash or netted against receivables due from such parties in the amount of $0 and $3,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2015 was approximately $885,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2015 was approximately $217,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2015 was approximately $3,068,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2015 was approximately $702,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$196,000
Year Ended December 31, 2016	702,000
Year Ended December 31, 2017	588,000
Year Ended December 31, 2018	346,000
$1,832,000

The Partnership operational phase is scheduled to end on December 31, 2015.  If the Partnership should terminate with a portfolio of active leases, CCC will assume ownership of the remaining active leases through their termination.

The following lists the components of the net investment in direct financing leases at September 30, 2015:

Amount
Total minimum lease payments to be received	$41,000
Estimated residual value of leased equipment (unguaranteed)	6,000
Less: unearned income	(5,000)
Initial direct costs finance leases	1,000
Net investment in direct finance leases	$43,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2015 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2015:

Amount
Three months ended December 31, 2015	$4,000
Year ended December 31, 2016	14,000
Year ended December 31, 2017	14,000
Year ended December 31, 2018	7,000
Year ended December 31, 2019	2,000
$41,000

The Partnership’s operational phase is scheduled to end on December 31, 2015.  If the Partnership should terminate, CCC will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation through their termination.

4. Related Party Transactions

Receivables/Payables

During the nine months ended September 30, 2015, CCC forgave approximately $45,000 of payables owed to it by the Partnership, made capital contributions of equipment and finance leases of approximately $11,000 and cash contributions to the Partnership of approximately $8,000.  During the nine months ended September 30, 2014, CCC forgave approximately $36,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership of approximately $66,000 and cash contributions of approximately $90,000.

As of September 30, 2015 and 2014, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2015	2014
Reimbursable expenses

Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For the nine months ended September 30, 2015 and 2014, no other LP expense was charged to the Partnership.

	$ 49,000	$ 49,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the nine months ended September 30, 2015 approximately $73,000 and $1,000 of acquisition fees earned from operating and finance fees were waived by the General Partner, respectively.	$ -	$ 8,000
Equipment management fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2015 and 2014, equipment management fees of approximately $20,000 and $13,000 were earned and waived by the General Partner, respectively.

	$ -	$ -
Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees is paid to unaffiliated parties.  For the nine months ended September 30, 2015 and 2014, approximately $1,000 and $400 of equipment liquidation fees were waived by the General Partner, respectively.

	$ -	$ -
Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.  For the nine months ended September 30, 2015 and 2014, approximately $15,000 and $1,000 of debt placement fees were waived by the General Partner, respectively.

	$ -	$ -

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2015	December 31, 2014
Installment notes payables to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	$ -	$ 11,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	4,000	14,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	2,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	14,000	28,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,740, including interest, with final payment in December 2016	13,000	21,000
Installment note payable to bank; interest at 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	14,000	37,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $227 to $239, including interest, with final payment in February 2017	11,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	1,000	2,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	9,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,651, including interest, with final payment in June 2017	11,000	16,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $5,133, including interest, with final payment in July 2017	39,000	-
Installment note payable to bank; interest at 1.60% due in monthly installments of $868, including interest, with final payment in July 2017	19,000	26,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $305, including interest, with final payment in August 2017	2,000	3,000
Installment note payable to bank; interest at 3.98% due in monthly installments of $8,544, including interest, with final payment in August 2017	198,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $279 to $685, including interest, with final payment in September 2017	10,000	14,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $1,751, including interest, with final payment in September 2017	13,000	76,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $598, including interest, with final payment in October 2017	5,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $2,087, including interest, with final payment in October 2017	49,000	158,000
Installment notes payable to bank; interest at 4.88% due in monthly installments ranging from $1,058 to $1,852, including interest, with final payment in October 2017	70,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $832, including interest, with final payment in January 2018	8,000	-
Installment note payable to bank; interest at 4.85% due in monthly installments of $764, including interest, with final payment in January 2018	20,000	-

Installment notes payable to bank; interest at 4.23% due in quarterly installments of $479 each, including interest, with final payment in February 2018	27,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $207 to $278, including interest, with final payment in March 2018	12,000	-
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $228 to $597, including interest, with final payment in April 2018	17,000	-
Installment note payable to bank; interest at 4.99% due in quarterly installments of $1,350, including interest, with final payment in June 2018	14,000	-
Installment note payable to bank; interest at 3.98% due in monthly installments of $10,321, including interest, with final payment in August 2018	351,000	-
Installment notes payable to bank; interest at 4.37% due in quarterly installments ranging from $400 to $56,553, including interest, with final payment in October 2018	791,000	-
	$ 1,724,000	$ 425,000

The notes are secured by specific equipment with a carrying value of approximately $2,079,000 as of September 30, 2015 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2015 are as follows:

Amount
Three months ended December 31, 2015	$244,000
Year ended December 31, 2016	613,000
Year ended December 31, 2017	540,000
Year ended December 31, 2018	327,000
$1,724,000

The Partnership’s operational phase is scheduled to end on December 31, 2015.  If the Partnership should terminate, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net income (loss) are as follows:

Nine months ended September 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 163,000	$ 112,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2015	2014
Capital Contribution - equipment contribution from CCC	$4,000	$66,000
Capital Contribution - finance lease contribution from CCC	$7,000	$-
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$8,000
Debt assumed in connection with purchase of equipment	$1,462,000	$129,000
Forgiveness of related party payables recorded as a capital contribution	$45,000	$36,000
Accrual for purchase of lease equipment funded in October	$51,000	$23,000

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully amortized acquisition fees of approximately $4,000 and $5,000, respectively.

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully reserved lease income receivables of approximately $0 and $1,000, respectively.

During the nine months ended September 30, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $0 and $45,000.

7. Commitments and Contingencies

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for September was $8.4 billion, down 13% from new business volume in September 2014. Volume was up 22% from $6.9 billion in August. Year to date, cumulative new business volume increased 4% compared to 2014. Receivables over 30 days were 1.10%, up from 0.99% the previous month and up from 0.97% in the same period in 2014. Charge-offs were 0.27%, up from 0.22 the previous month. Credit approvals totaled 80.5% in September, up from 79.3% in August. Total headcount for equipment finance companies was up 5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 58.7, easing from the previous month's index of 61.1.

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

REVENUE RECOGNITION

Through September 30, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2015 and 2014 was approximately $4,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2015 were cash provided by operating activities of approximately $257,000, cash proceeds from the sale of equipment of approximately $34,000, payments from finance leases of approximately $9,000 and cash contributions from CCC of approximately $8,000.  This compares to the nine months ended September 30, 2014 where our primary sources of cash were cash provided by operating activities of approximately $93,000, cash proceeds from the sale of equipment of approximately $14,000, payments from finance leases of approximately $5,000 and a cash contribution from CCC of approximately $90,000.

Our primary uses of cash for the nine months ended September 30, 2015 was for the purchase of new equipment of approximately $296,000 and the purchase of finance leases of approximately $10,000.  Our primary use of cash for the nine months ended September 30, 2014 was for distributions to partners of approximately $203,000.

In an effort to enhance overall fund performance, we intend to invest additional capital in equipment through debt financing for the remaining three months of 2015 and the expected end of the Fund’s operational phase.

For the nine months ended September 30, 2015, cash was provided by operating activities of approximately $257,000, which includes net loss of approximately $27,000, gain on sale of equipment of approximately $8,000 and depreciation and amortization expenses of approximately $371,000.  Other non-cash activities included in the determination of net income were direct payments of lease income by lessees to banks of approximately $163,000.

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

At September 30, 2015, cash was held in one bank account maintained at one financial institution with a balance of approximately $8,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2015, the total cash bank balance was as follows:

At September 30, 2015	Balance
Total bank balance	$8,000
FDIC insured	(8,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts and interest rates.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of September 30, 2015, we had future minimum rentals on non-cancelable leases of approximately $196,000 for the balance of the year ending December 31, 2015 and approximately $1,636,000 thereafter.  As of September 30, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $4,000 for the balance of the year ending December 31, 2015 and approximately $37,000 thereafter.

As of September 30, 2015, our non-recourse debt was approximately $1,724,000, with interest rates ranging from 1.60% through 4.99% and will be payable through October 2018.  The Partnership operational phase is scheduled to end on December 31, 2015.

If the Partnership should terminate with a portfolio of active leases and/or notes payable, CCC will assume ownership of the remaining active leases through their termination and/or assume the obligation related to the remaining notes payable through their original term.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

Our cash from operations is expected to continue to be adequate to cover all operating expenses and liabilities during the next 12-month period. If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits. The General Partner continues to suspend limited partner distributions for the nine months ended September 30, 2015.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

In addition, the General Partner and CCC forgave approximately $45,000 of payables owed to it by the Partnership, made capital contributions of equipment and finance leases of approximately $11,000 and cash contributions to the Partnership of approximately $8,000 during the nine months ended September 30, 2015.  The General Partner and CCC have also waived certain fees owed to it during the nine months ended September 30, 2015.  Additionally, our General Partner elected to forgo any distributions and allocations of net income owed to it during the nine months ended September 30, 2015 and 2014.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Lease Revenue

Lease revenue increased to approximately $207,000 for the three months ended September 30, 2015, from $87,000 for the three months ended September 30, 2014. This increase was primarily due to an increase in the number of active leases generating lease revenue for the Partnership.

The Partnership had 103 and 87 active operating leases that generated lease revenue of approximately $207,000 and $87,000 during the three months ended September 30, 2015 and 2014, respectively.  Management expects to add new leases to our portfolio throughout the remainder of 2015, funded primarily through financing.  As the operational phase is expected to end December 31, 2015, Management will continue to acquire new leases through the remainder of 2015.

Sale of Equipment

For the three months ended September 30, 2015, the Partnership sold equipment held under operating leases with net book value of approximately $26,000 for a net gain of approximately $7,000.  For the three months ended September 30, 2014, the Partnership sold equipment with net book value of approximately $7,000 for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. Operating expenses were approximately $7,000 and $8,000 for the three months ended September 30, 2015 and 2014, respectively.  Management expects operating expenses to either remain consistent or decrease as the partnership winds down and begins preparation for liquidation phase.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were approximately $184,000 and $73,000, respectively.  As the number of active leases held by the Partnership increases, depreciation and amortization expense is expected to increase.  As the number of active leases held by the Partnership increased, depreciation and amortization expense increased as well.  Management anticipates depreciation and amortization expense to continue to rise as the partnership acquires new leases for the remaining three months of the operational phase.

Net Income

For the three months ended September 30, 2015, we recognized revenue of approximately $214,000 and expenses of approximately $195,000, resulting in net income of approximately $19,000.  For the three months ended September 30, 2014, we recognized revenue of approximately $90,000 and expenses of approximately $83,000, resulting in net income of approximately $7,000.  This change in net income is primarily due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Lease Revenue

Lease revenue increased to approximately $399,000 for the nine months ended September 30, 2015, from $267,000 for the nine months ended September 30, 2014. This increase is consistent with the increase in number of active operating leases.

The Partnership had 114 and 93 active operating leases that generated lease revenue of approximately $399,000 and $267,000 during the nine months ended September 30, 2015 and 2014, respectively.  Management expects to add new leases to our portfolio throughout the remainder of 2015, funded primarily through financing.  As the operational phase is expected to end December 31, 2015, Management will continue to acquire new leases through the remainder of 2015.

Sale of Equipment

For the nine months ended September 30, 2015, the Partnership sold equipment held under operating leases with net book value of approximately $26,000, for a net gain of approximately $8,000.  For the nine months ended September 30, 2014, the Partnership sold equipment with net book value of approximately $8,000 for a net gain of approximately $6,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $53,000 for the nine months ended September 30, 2015, compared to $57,000 for the nine months ended September 30, 2014.  This decrease is primarily due to a reduction in due diligence and administrative expenses as the fund winds down and prepares for the liquidation phase.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 were approximately $371,000 and $214,000, respectively.  As the number of active leases held by the Partnership increases, depreciation and amortization expense is expected to increase.  As the number of active leases held by the Partnership increased, depreciation and amortization expense increased as well.  Management anticipates depreciation and amortization expense to continue to rise as the partnership acquires new leases for the remaining three months of the operational phase.

Net (Loss) Income

For the nine months ended September 30, 2015, we recognized revenue of approximately $410,000 and expenses of approximately $437,000, resulting in a net loss of approximately $27,000.  For the nine months ended September 30, 2014, we recognized revenue of approximately $275,000 and expenses of approximately $273,000, resulting in net income of approximately $2,000.  This change in net income is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  While a panel decision is on appeal, the sanction is not enforced against the individual.   An appeal hearing has been scheduled for December 2015.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer