Form 10-K
period 2015-12-31
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2016-03-30
CIK 1141615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 or

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

FORM 10-K

DECEMBER 31, 2015

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Index to Exhibits

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

 The Partnership was originally scheduled to end its operational phase on December 31, 2013.  During the year ended December 31, 2013, the operational phase was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner.  The Partnership’s operational phase ended on December 31, 2015.  The Fund is scheduled to expire on December 31, 2017.  The General Partner has not formally approved a plan for liquidation at this time.  As such, the Partnership will continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

During the year ended December 31, 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees.  During the year ended December 31, 2014, cash distributions to limited partners for the year were made at a rate of approximately 1.6% of their original contributed capital for a total of approximately $0.32 per unit based on each investor's number of limited partnership units outstanding during the year.

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

As of December 31, 2015, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2015, the Partnership has no such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2015, the Partnership has acquired a diversified equipment portfolio, which it has leased to 6 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2015 are as follows:

Equipment Type	Approximate %
Audio Visual	3%
Desktops - Tier 1/Laptops	22%
Digital Storage	1%
High End Servers	7%
High Volume & Spec Printers	1%
Inventory Control Systems	20%
Multifunction Centers	31%
Servers/Other	15%
Total	100%

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

•Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•In a finance lease, the lessor generally recovers at least 90% of the original equipment cost during the lease term.

•A conditional sales contract generally provides that the non-cancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment. Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2015, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2015, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively. For the years ended December 31, 2015 and 2014, approximately $0 and $3,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts (except that the Partnership may not incur any indebtedness to acquire equipment until the net proceeds of the offering are fully invested, or committed to investment, in equipment). The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2015, the aggregate nonrecourse debt outstanding of approximately $2,157,000 was approximately 58% of the aggregate cost of the equipment owned. The notes are secured by specific equipment, with a carrying value of approximately $2,699,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practical and invest any proceeds from such financing in additional items of equipment. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2015, the Partnership has not exercised this option.

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

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $68,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2015, the Partnership had not entered into any such agreements.

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

LIQUIDATION POLICIES

The Partnership was originally scheduled to end its operational phase on December 31, 2013.  During the year ended December 31, 2013, the operational phase was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner.  The Partnership’s operational phase ended on December 31, 2015.  The Fund is scheduled to expire on December 31, 2017.  The General Partner has not formally approved a plan for liquidation at this time.  As such, the Partnership will continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

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

INVESTMENTS

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 8, 2016, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Audio Visual	36	$18,578
Alliant Techsystems, Inc.	Laptops	35	$30,111
American Reprographics Company, L.L.C.	Multifunction Centers	48	$7,388
American Reprographics Company, L.L.C.	Multifunction Centers	48	$6,302
American Reprographics Company, L.L.C.	Multifunction Centers	48	$4,188
American Reprographics Company, L.L.C.	Multifunction Centers	48	$3,536
Cummins Inc.	High End IBM Servers	36	$93,810
Cummins Inc.	High End IBM Servers	36	$5,050
Cummins Inc.	Small IBM Servers	36	$29,343
Cummins Inc.	Small IBM Servers	36	$11,642
Cummins Inc.	Small IBM Servers	36	$9,781
Cummins Inc.	Small IBM Servers	36	$8,357
Cummins Inc.	Small IBM Servers	36	$8,348
Cummins Inc.	Small IBM Servers	36	$7,469
Cummins Inc.	Small IBM Servers	36	$6,887
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$6,702
Cummins Inc.	Small IBM Servers	36	$5,919
Cummins Inc.	Small IBM Servers	36	$5,919

Cummins Inc.	Small IBM Servers	36	$5,823
Cummins Inc.	Small IBM Servers	36	$5,478
Cummins Inc.	Small IBM Servers	36	$4,927
Cummins Inc.	Small IBM Servers	36	$4,900
Cummins Inc.	Small IBM Servers	36	$4,163
Cummins Inc.	Small IBM Servers	36	$4,135
Cummins Inc.	Small IBM Servers	36	$3,921
Cummins Inc.	Small IBM Servers	36	$3,892
Cummins Inc.	Small IBM Servers	36	$3,892
Cummins Inc.	Small IBM Servers	36	$3,892
Cummins Inc.	Small IBM Servers	36	$3,892
Cummins Inc.	Small IBM Servers	36	$3,779
Cummins Inc.	Small IBM Servers	36	$3,184
Cummins Inc.	Small IBM Servers	36	$2,910
Cummins Inc.	Small IBM Servers	36	$2,893
Hofstra University (PM)	Desktops - Tier 1	36	$424,750
Hofstra University (PM)	Laptops	36	$275,603
International Paper Company	Inventory Control Systems	48	$367,739
International Paper Company	Inventory Control Systems	36	$269,102
L-3 Communications Holdings, Inc.	Konica Multifunction Centers	42	$47,855
L-3 Communications Holdings, Inc.	Konica Multifunction Centers	42	$6,073
L-3 Communications Integrated Systems	Konica Multifunction Centers	42	$858,392

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

EMPLOYEES

The Partnership had no employees in 2015 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 45 employees as of December 31, 2015.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2015, there were 607 holders of units. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

REDEMPTION PROVISION

The Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding units pursuant to its limited redemption plan. On a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date with respect to which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and qualified plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership will begin to accept redemption requests beginning 30 months following the termination of the public offering of its units. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2015, the General Partner had granted redemption requests to redeem 2,025 units. During the year ended December 31, 2015, no such redemptions occurred.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2015 and 2014:

Quarter Ended	2015	2014
March 31	$-	$92,461
June 30	-	73,968
September 30	-	36,985
December 31	-	36,985
	$-	$240,399

During the year ended December 31, 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.

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

(d)	re-finance, sell or otherwise dispose of equipment in a manner that will maximize proceeds.

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for December was $12.5 billion, down 5% from new business volume in December 2014. Volume was up 105% from $6.1 billion in November. Cumulative new business volume for 2015 was relatively flat with 2014, rising 0.4%.  Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.96% in the same period in 2014. Charge-offs were 0.41%, up from 0.30% the previous month.  Credit approvals totaled 80.2% in December, up from 79.0% in November. Total headcount for equipment finance companies was up 3.5% year over year.  Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 54.0, easing from last month's index of 60.2.

ELFA President and CEO Ralph Petta, said, "With another strong year end, MLFI-25 participants managed to eke out positive growth for the year. However, credit losses inched up during the month, showing some softness in portfolio quality. Now that the Fed has taken a first step toward higher long-term rates and with rock-bottom low oil prices giving way to sluggish fourth quarter growth in the U.S. economy, it will be interesting to see how the equipment finance sector responds in early 2016 and throughout the winter months.  " Jud Snyder, President, BMO Harris Equipment Finance Company, said, "This month's MLFI-25 corroborates feedback we are hearing from some of our clients. December saw a shift in confidence and reflects a pause in continued capital investment in certain sectors of the economy. Turbulent world markets and declining commodity prices, especially in energy, have combined to make companies carefully consider investment in large scale expansion projects. This is partially offset by the equipment finance industry's willingness to lend (reflected by the 80.2% credit approval factors) and the market's continued low interest rate environment. These two factors combine to make companies that are expanding more likely to consider debt or lease financing, as opposed to using cash for their capital acquisitions."

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2015 was from operating activities which generated approximately $375,000, proceeds from the sale of equipment of approximately $34,000 and proceeds from debt financing agreements of approximately $52,000. During 2015, CCC also made a non-cash capital contribution of equipment of approximately $11,000. Our primary sources of cash for the year ended December 31, 2014 were from operating activities which generated approximately $155,000, proceeds from the sale of equipment of approximately $14,000 and a capital contribution from CCC of approximately $120,000. During 2014, CCC also made a non-cash capital contribution of equipment of approximately $74,000.

Our primary uses of cash for the year ended December 31, 2015 was for the purchase of new equipment of approximately $465,000 and the purchase of finance leases of approximately $14,000.  Our primary uses of cash for the year ended December 31, 2014 was for the purchase of new equipment of approximately $54,000, the purchase of finance leases of approximately $5,000 and distributions to partners of approximately $240,000.

For the year ended December 31, 2015, cash was provided by operating activities of approximately $375,000 which includes net loss of approximately $16,000 and depreciation and amortization expenses of approximately $558,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $414,000. For the year ended December 31, 2014, cash was provided by operating activities of approximately $155,000 which includes net income of approximately $12,000 and depreciation and amortization expenses of approximately $300,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $158,000.

At December 31, 2015, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $8,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015, the total cash bank balance was as follows:

Balance at December 31	2015
Total bank balance	$8,000
FDIC insured	(8,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our account, and believes it is not exposed to any significant credit risk. The amounts in such account will fluctuate throughout 2016 due to many factors, including cash receipts and interest rates.

As of December 31, 2015, we had future minimum rentals on non-cancellable operating leases of approximately $906,000 for the year ending 2016 and approximately $1,392,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2015, we had future minimum rentals on non-cancellable finance leases of approximately $16,000 for the year ending 2016 and approximately $26,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2015 was approximately $2,157,000 with interest rates ranging from 1.60% to 6.0% which will be payable through December 2019. We assumed debt in connection with the purchase of computer equipment of approximately $2,094,000 during 2015. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2016, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $68,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $885,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $188,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $3,068,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $608,000.

The Partnership was originally scheduled to end its operational phase on December 31, 2013.  During the year ended December 31, 2013, the operational phase was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner.  The Partnership’s operational phase ended on December 31, 2015.  The Fund is scheduled to expire on December 31, 2017.  The General Partner has not formally approved a plan for liquidation at this time.  As such, the Partnership will continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

During the year ended December 31, 2015, CCC forgave approximately $60,000 of payables owed to it by the Partnership. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego all distributions and allocations of net income owed to it during the year ended December 31, 2015.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  During the year ended December 31, 2015, the Partnership has acquired approximately $2,563,000 in equipment, of which approximately $2,094,000 was acquired through debt financing.

RESULTS FROM OPERATIONS

For the year ended December 31, 2015 we recognized revenue of approximately $628,000 and expenses of approximately $644,000 resulting in net loss of approximately $16,000. For the year ended December 31, 2014 we recognized revenue of approximately $385,000 and expenses of approximately $373,000 resulting in net income of approximately $12,000. The change in net income is primarily due to a decrease in lease revenue, as well as an increase in depreciation expense, partially offset by a decrease in operating expenses.

The Partnership has 120 active operating leases that generated lease revenue of approximately $617,000 during 2015 and had 104 active operating leases that generated lease revenue of approximately $376,000 during 2014. This increase was primarily due to an increase in leveraged leases acquired during 2015 as a strategy to maximize and enhance overall investor returns as the operational phase comes to an end.

For the years ended December 31, 2015 and 2014, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations. These expenses decreased to approximately $63,000 during 2015 from approximately $67,000 in 2014. This decrease is attributable to the decrease in remarketing fees and outside service fees.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the years ended December 31, 2015 and 2014, equipment management fees of approximately $31,000 and $19,000, respectively, were earned but were waived by our General Partner in order to assist cash flow within our fund.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the years ended December 31, 2015 and 2014, these expenses were approximately $558,000 and $300,000, respectively. The increase in expenses was primarily due to the addition of new equipment attributed by the acquisition leveraged leases during the year.

Net loss was approximately $16,000 for the year ended December 31, 2015. Net income was approximately $12,000 for the year ended December 31, 2014. The changes in net income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2015 and 2014, and the reports thereon of the independent registered public accounting firm are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2015, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 56, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 65, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina , age 44, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 67, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 75, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 50, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 50, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 53, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2015	DURING 2014

The General Partner and its Affiliates	Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the general partner in connection with the administration and operation of the partnership, not including costs of the control persons, from third parties unaffiliated with the General Partner. The amounts set forth on this table do not include expenses incurred in the offering of units. For the years ended December 31, 2015 and 2014, no Other LP expense was charged to the Partnership.	$59,000	$60,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the years ended December 31, 2015 and 2014, acquisition fees of approximately $103,000 and $7,000 were earned but were waived by the General Partner, respectively.	$-	$14,000

The General Partner

Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2015 and 2014, approximately $21,000 and $4,000 of debt placement fees were waived by the General Partner, respectively.

		$-	$-
The General Partner

Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the years ended December 31, 2015 and 2014, equipment management fees of approximately $31,000 and $19,000 were earned but were waived by the General Partner.

		$-	$-
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2015 and 2014, approximately $1,000 and $400 of equipment liquidation fees were waived by the General Partner, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $16,000 in each year.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner, or paid by the Partnership during 2015, other than fees related to audit.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2016 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND IV, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

SIGNATURE	CAPACITY

/s/Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund IV

Financial Statements

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund IV

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund IV (“Partnership”) as of December 31, 2015 and 2014 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund IV at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 30, 2016

Commonwealth Income &

Growth Fund IV

Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$4,152	$2,004
Lease income receivable, net of reserve of approximately $6,000 at December 31, 2015 and 2014	24,164	23,995
Other receivables	14,228	14,646
Refundable deposits	1,130	1,130
	43,674	41,775

Net investment in finance leases	43,980	32,697

Equipment, at cost	3,712,378	1,995,028
Accumulated depreciation	(909,289)	(1,180,600)
	2,803,089	814,428

Equipment acquisition costs, net of accumulated amortization of approximately $15,000 and $14,000 at December 31, 2015 and 2014, respectively	8,416	18,268

Total Assets	$2,899,159	$907,168

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$72,681	$66,364
Accounts payable, CIGF, Inc., net	259,637	259,567
Accounts payable, Commonwealth Capital Corp., net	300,153	111,938
Other accrued expenses	14,039	11,111
Unearned lease income	16,572	16,790
Notes payable	2,157,423	425,498
Total Liabilities	2,820,505	891,268

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	77,654	14,900
Total Partners' Capital	78,654	15,900

Total Liabilities and Partners' Capital	$2,899,159	$907,168

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund IV

Statements of Operations

	Years ended December 31,
	2015	2014
Revenue
Lease	$616,693	$376,277
Interest and other	2,800	2,382
Gain on sale of equipment	8,457	6,077
Total revenue and gain on sale of equipment	627,950	384,736

Expenses
Operating, excluding depreciation and amortization	62,682	67,240
Interest	23,181	8,257
Depreciation	548,505	291,087
Amortization of equipment acquisition costs and deferred expenses	9,851	9,205
Bad debt recovery	-	(3,000)
Total expenses	644,219	372,789

Net (loss) income	$(16,269)	$11,947

Net (loss) income allocated to Limited Partners	$(16,269)	$11,947
Net (loss) income per equivalent Limited
Partnership unit	$(0.02)	$0.02
Weighted average number of equivalent
Limited Partnership units outstanding during the period	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund IV

 Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	747,925	$1,000	$12,948	$13,948
Net income	-	-	-	11,947	11,947
Forgiveness of Payables	-	-	36,000	-	36,000
Cash Contributions - CCC	-	-	120,000	-	120,000
Capital Contributions - CCC	-	-	74,404	-	74,404
Transfer of Partners' Capital	-	-	(230,404)	230,404	-
Distributions	-	-	-	(240,399)	(240,399)
Balance, December 31, 2014	50	747,925	$1,000	$14,900	$15,900
Net loss	-	-	-	(16,269)	(16,269)
Forgiveness of Payables	-	-	60,000	-	60,000
Cash Contributions - CCC	-	-	7,619	-	7,619
Capital Contributions - CCC	-	-	11,404	-	11,404
Transfer of Partners' Capital	-	-	(79,023)	79,023	-
Distributions	-	-	-	-	-
Balance, December 31, 2015	50	747,925	$1,000	$77,654	$78,654

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund IV

Statements of Cash Flow

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(16,269)	$11,947
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
Depreciation and amortization	558,356	300,292
Gain on sale of equipment	(8,457)	(6,077)
Bad debt recovery	-	(3,000)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(414,134)	(158,250)
Earned interest on finance leases	(2,427)	(1,860)
Changes in assets and liabilities
Lease income receivable	(169)	7,104
Other receivables	418	(14,858)
Accounts payable	6,317	987
Accounts payable, CIGF, Inc., net	70	-
Accounts payable, Commonwealth Capital Corp., net	248,215	30,261
Other accrued expenses	2,928	(2,803)
Unearned lease income	(218)	(9,102)
Net cash provided by operating activities	374,630	154,641

Cash flows from investing activities
Capital expenditures	(464,647)	(53,518)
Purchase of finance leases	(14,026)	(4,799)
Payments received from finance leases	12,558	7,129
Net proceeds from sale of equipment	34,339	14,415
Net cash used in investing activities	(431,776)	(36,773)

Cash flows from financing activities
Cash Contribution - Commonwealth Capital Corp.	7,619	120,000
Proceeds from debt financing	51,675	-
Distributions to partners	-	(240,399)
Net cash provided by (used in) financing activities	59,294	(120,399)

Net increase (decrease) in cash and cash equivalents	2,148	(2,531)

Cash and cash equivalents at beginning of the year	2,004	4,535

Cash and cash equivalents at end of the year	$4,152	$2,004
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

The Partnership was originally scheduled to end its operational phase on December 31, 2013.  During the year ended December 31, 2013, the operational phase was officially extended to December 31, 2015 through a proxy vote initiated by the General Partner.  The Partnership’s operational phase ended on December 31, 2015.  The Fund is scheduled to expire on December 31, 2017.  The General Partner has not formally approved a plan for liquidation at this time.  As such, the Partnership will continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

During the years ended December 31, 2015 and 2014, there were no limited partnership units redeemed.

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

During the Partnership’s operational phase, the investment strategy was to acquire high technology equipment consisting of medical, telecommunications and inventory management equipment.  As the Partnership’s operational phase has ended, the General Partner’s will begin the wind down process as it prepares the fund for the liquidation phase.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).

In an effort to increase Partnership cash flow, during the year ended December 31, 2015, CCC forgave $60,000 of payables owed to it by the Partnership, made non-cash capital equipment contributions of approximately $11,000 and cash contributions of approximately $8,000.  During the year ended December 31, 2014, CCC forgave $36,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $74,000, and cash contributions to the Partnership in the amount of $120,000.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  During 2015, the Partnership acquired approximately $2,563,000 in equipment, of which approximately $2,094,000 was acquired through debt financing.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the year ended December 31, 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees.  During the year ended December 31, 2014, cash distributions to limited partners for the year were made at a rate of approximately 1.6% of their original contributed capital for a total of approximately $0.32 per unit based on each investor's number of limited partnership units outstanding during the year.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no assets or liabilities measured on a non-recurring basis at December 31, 2015 and 2014.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2015 and 2014 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2015 and 2014 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

At December 31, 2015, cash was held in one bank account maintained at one financial institution with an aggregate balance of approximately $8,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015 and 2014, the total cash bank balance was as follows:

Balance at December 31	2015	2014
Total bank balance	$8,000	$6,000
FDIC insured	(8,000)	(6,000)
Uninsured amount	$-	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our account, and believes it is not exposed to any significant credit risk. The amounts in such account will fluctuate throughout 2015 due to many factors, including cash receipts and interest rates.

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

Net (Loss) Income Per Equivalent Limited Partnership Unit

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity.  This was adopted January 1, 2015; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no discontinued operations during the year ended December 31, 2015.

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively. For the years ended December 31, 2015 and 2014, approximately $0 and $3,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $885,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $188,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $3,068,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $608,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of its affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000. The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $409,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

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

The following is a schedule of future minimum rentals on non-cancelable operating leases:

Years Ended December 31,	Amount
2016	$906,000
2017	784,000
2018	525,000
2019	83,000
$2,298,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017.  If the Partnership should expire with a portfolio of active leases, the General Partner will assume ownership of the remaining active leases and any associated debt obligation for the duration of the remaining lease term.

Finance Leases

The following lists the components of the net investment in finance leases:

At December 31,	2015	2014
Total minimum lease payments to be received	$42,000	$32,000
Estimated residual value of leased equipment (unguaranteed)	7,000	4,000
Initial direct costs	-	1,000
Less: unearned income	(5,000)	(4,000)
Net investment in finance leases	$44,000	$33,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of December 31, 2015 we determined that we did not have a need for an allowance for credit losses associated with any of our finance leases, as the customer payment histories with us, associated with these lessors, have been positive.

The following is a schedule of future minimum rentals on non-cancelable financing leases at December 31, 2015:

Amount
2016	$16,000
2017	15,000
2018	8,000
2019	3,000
Total	$42,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017. If the Partnership should expire, the General Partner will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation for the duration of the remaining lease term.

4. Significant Customers

Leases equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2015	2014
Cummins, Inc.	31%	59%
L3 Communications Integrated	25%	-
Alliant Techsystems	14%	-
Hofstra University	12%	-
Verso Paper Holding, LLC	-	10%

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2015	2014
Cummins, Inc.	44%	46%
Verso Paper Holding, LLC	20%	-
Alliant Techsystems	16%	-
Motorola, Inc.	-	28%

5. Related Party Transactions

During the year ended December 31, 2015, CCC forgave $60,000 of payables owed to it by the Partnership and contributed non-cash capital contributions of equipment to the Partnership in the amount of approximately $11,000, and cash contributions to the Partnership in the amount of approximately $8,000.

During the year ended December 31, 2014, CCC forgave $36,000 of payables owed to it by the Partnership. CCC also made non-cash capital contributions of equipment to the Partnership in the amount of approximately $74,000, and cash contributions to the Partnership in the amount of $120,000.

As of December 31, 2015 and 2014, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Years Ended December 31,	2015	2014

Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, not including costs of the control persons, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the years ended December 31, 2015 and 2014, no Other LP expense was charged to the Partnership.	$59,000	$60,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchases as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the years ended December 31, 2015 and 2014, acquisition fees of approximately $103,000 and $7,000 were earned but were waived by the General Partner, respectively.	$-	$14,000

Equipment management fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the years ended December 31, 2015 and 2014, equipment management fees of approximately $31,000 and $19,000 were earned but were waived by the General Partner, respectively.

	$-	$-

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees are paid to unaffiliated parties. For the years ended December 31, 2015 and 2014, approximately $1,000 and $400 of equipment liquidation fees were earned but were waived by the General Partner, respectively.

	$-	$-

Debt placement fee

As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. For the years ended December 31, 2015 and 2014, approximately $21,000 and $4,000 of debt placement fees were earned but were waived by the General Partner, respectively.

	$-	$-

6. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2015	2014

Installment notes payable to bank; interest at 3.95% due in quarterly installments ranging from $608 to $1,499, including interest, with final payment in July 2015	$-	$11,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $2,840, including interest, with final payment in October 2015	-	14,000

Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $961, including interest, with final payment in November 2015	-	6,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	10,000	28,000

Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $377 to $1,140, including interest, with final payment in November 2016	10,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,740, including interest, with final payment in December 2016	11,000	21,000

Installment notes payable to bank, interest ranging from 3.68% to 4.23% due in quarterly installments ranging from $227 to $822, including interest, with final payment in February 2017	20,000	37,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	1,000	2,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	8,000	13,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,650, including interest, with final payment in June 2017	10,000	16,000

Installment note payable to bank; interest at 4.85% due in quarterly installments of $5,133, including interest, with final payment in July 2017	34,000	-

Installment note payable to bank; interest at 1.60% due in monthly installments of $868, including interest, with final payment in July 2017	16,000	26,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $305, including interest, with final payment in August 2017	2,000	3,000

Installment note payable to bank; interest at 3.98% due in monthly installments of $8,544, including interest, with final payment in August 2017	165,000	-

Installment notes payable to bank; interest ranging from 4.23 % to 4.85% due in quarterly installments ranging from $279 to $5,133, including interest, with final payment in September 2017	20,000	76,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $598, including interest, with final payment in October 2017	5,000	-

Installment notes payable to bank; interest ranging from 4.85% to 4.88% due in monthly installments ranging from $1,058 to $2,087, including interest, with final payment in October 2017	105,000	158,000

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $280 to $685, including interest, with final payment in November 2017	-	14,000

Installment note payable to bank; interest at 6.00% due in monthly installments ranging from $84 to $880, including interest, with final payment in November 2017	16,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $832, including interest, with final payment in January 2018	7,000	-

Installment note payable to bank; interest at 4.85% due in monthly installments of $764, including interest, with final payment in January 2018	18,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $479, including interest, with final payment in February 2018	25,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $207 to $278, including interest, with final payment in March 2018	11,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $228 to $597, including interest, with final payment in April 2018	15,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $392 to $2,098, including interest, with final payment in June 2018	35,000	-

Installment note payable to bank; interest at 4.99% due in quarterly installments of $1,350, including interest, with final payment in June 2018	13,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $361 to $6,707, including interest, with final payment in July 2018	80,000	-

Installment note payable to bank; interest at 3.98% due in monthly installments of $10,321, including interest, with final payment in August 2018	313,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $534, including interest, with final payment in September 2018	11,000	-

Installment note payable to bank; interest at 4.37% due in quarterly installments ranging from $400 to $56,553, including interest, with final payment in October 2018	672,000	-

Installment note payable to bank; interest at 6.00% due in monthly installments ranging from $105 to $394, including interest, with final payment in November 2018	11,000	-

Installment note payable to bank; interest at 4.98% due in monthly installments of $5,937, including interest, with final payment in December 2018	198,000	-

Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $162 to $378, including interest, with final payment in August 2019	14,000	-

Installment note payable to bank; interest at 4.98% due in monthly installments of $6,928, including interest, with final payment in December 2019	301,000	-
	$2,157,000	$425,000

The notes are secured by specific equipment, with a carrying value of approximately $2,699,000, and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2015 are as follows:

Years Ended December 31,	Amount
2016	$825,000
2017	738,000
2018	511,000
2019	83,000
$2,157,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $68,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

The Partnership’s operational phase officially ended on December 31, 2015 and the fund is set to expire on December 31, 2017. If the Partnership should expire on December 31, 2015, CCC will assume the obligation related to the remaining notes payable for the duration of the remaining lease term.

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Years Ended December 31,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$414,000	$158,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

 Noncash investing and financing activities include the following:

Years Ended December 31,	2015	2014
Capital Contribution - equipment transfer from CCC held under operating leases	$4,000	$61,000
Capital Contribution – equipment transfer from CCC held under finance leases	$7,000	$13,000
Debt assumed in connection with purchase of technology equipment	$2,094,000	$409,000
Forgiveness of related party payables recorded as a capital contribution	$60,000	$36,000
Equipment acquisition fees earned by General Partner upon purchase of equipment	$-	$14,000

During the year ended December 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition fees of approximately $9,000 and $6,000, respectively.

During the year ended December 31, 2015 and 2014, the Partnership wrote-off fully reserved lease income receivable of approximately $0 and $1,000, respectively.

During the year ended December 31, 2014, the Partnership wrote-off fully depreciated equipment of approximately $147,000.

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

8. Commitments and Contingencies

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows:

Years Ended December 31,	2015	2014
Financial statement basis of net assets	$78,654	$15,900
Tax basis of net assets (unaudited)	(1,105,043)	(415,659)
Difference (unaudited)	$(1,183,697)	$(431,559)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns (unaudited).

Years Ended December 31,	2015	2014
Net (loss) income for financial reporting purposes to taxable income	$(16,269)	$11,947
Adjustments (unaudited)
Gain on sale of equipment	(2,987)	5,215
Depreciation	(769,035)	(127,192)
Amortization	10,282	9,625
Unearned lease income	9,464	20,901
Penalties	137	275
Bad debts	-	(4,023)
Other	-	5,270
Taxable loss on the Federal
Partnership return (unaudited)	$(768,408)	$(119,784)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.  Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.