Form 10-Q
period 2016-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2016-11-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 or

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

 FORM 10-Q
SEPTEMBER 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash	$14,968	$4,152
Lease income receivable, net of reserve of approximately $6,000 at September 30, 2016 and December 31, 2015	38,552	24,164
Other receivables	18,535	14,228
Refundable deposits	1,130	1,130
	73,185	43,674

Net investment in finance leases	32,872	43,980

Equipment, at cost	3,723,509	3,712,378
Accumulated depreciation	(1,537,040)	(909,289)
	2,186,469	2,803,089

Equipment acquisition costs, net of accumulated amortization of approximately $11,000 and $15,000 at September 30, 2016 and December 31, 2015, respectively	3,776	8,416

Total Assets	$2,296,302	$2,899,159

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$75,587	$72,681
Accounts payable, CIGF, Inc., net	252,517	259,637
Accounts payable, Commonwealth Capital Corp., net	337,507	300,153
Other accrued expenses	11,373	14,039
Unearned lease income	21,910	16,572
Notes payable	1,554,146	2,157,423
Total Liabilities	2,253,040	2,820,505

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	42,262	77,654
Total Partners' Capital	43,262	78,654
Total Liabilities and Partners' Capital	$2,296,302	$2,899,159

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Lease	$248,983	$206,596	$757,208	$399,244
Interest and other	557	900	2,167	2,126
Gain on sale of equipment	-	7,273	590	8,457
Total revenue and gain on sale of equipment	249,540	214,769	759,965	409,827

Expenses
Operating, excluding depreciation and amortization	11,877	7,463	62,551	52,878
Interest	19,240	4,385	63,937	12,873
Depreciation	220,088	181,135	664,229	363,428
Amortization of equipment acquisition costs and deferred expenses	1,357	2,427	4,640	7,768
Total expenses	252,562	195,410	795,357	436,947

Net (loss) income	$(3,022)	$19,359	$(35,392)	$(27,120)

Net (loss) income allocated to Limited Partners	$(3,022)	$19,359	$(35,392)	$(27,120)

Net (loss) income per equivalent Limited Partnership unit	$(0.00)	$0.03	$(0.05)	$(0.04)

Weighted average number of equivalent Limited Partnership units outstanding during the period	747,925	747,925	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	747,925	$1,000	$77,654	$78,654
Net loss	-	-	-	(35,392)	(35,392)
Balance, September 30, 2016	50	747,925	$1,000	$42,262	$43,262

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)
	Nine months ended
	September 30,
	2016	2015

Net cash provided by operating activities	$20,851	$257,329

Cash flows from investing activities
Capital expenditures	(30,174)	(296,024)
Purchase of finance leases	-	(9,838)
Payments received from finance leases	12,966	8,828
Net proceeds from sale of equipment	7,173	34,339
Net cash used in investing activities	(10,035)	(262,695)

Cash flows from financing activities
Cash Contributions - Commonwealth Capital Corp.	-	7,619
Net cash provided by financing activities	-	7,619

Net increase in cash	10,816	2,253

Cash at beginning of the period	4,152	2,004

Cash at end of the period	$14,968	$4,257

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

During the three and nine months ended September 30, 2016 and 2015, there were no limited partnership units redeemed.

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

In an effort to increase cash flow, the General Partner elected to forgo distributions and allocations of net income or loss owed to it, and suspended limited partner distributions during the three and nine months ended September 30, 2016. The General Partner and CCC also waived certain fees owed to them by the Partnership in an effort to further support the Partnership.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the three and nine months ended September 30, 2016, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the nine months ended September 30, 2016.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash

At September 30, 2016, cash was held in one bank account maintained at one financial institution with a balance of approximately $19,000.  Bank accounts are federally insured up to $250,000 by the FDIC.  At September 30, 2016, the total cash bank balance was as follows:

At September 30, 2016	Balance
Total bank balance	$19,000
FDIC insured	(19,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, interest rates, and distribution to limited partners.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments- The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March, April and May 2016, the FASB issued Accounting Standards Update- Revenue from Contracts with Customers (Topic 606): No. 2016-12, Narrow-Scope Improvements and Practical Expedients, No. 2016-10, Identifying Performance Obligations and Licensing and No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net, respectively. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2016 and 2015, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015 was approximately $1,000 and $4,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2016 was approximately $731,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2016 was approximately $101,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2016 was approximately $2,753,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2016 was approximately $331,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2016:

For the period ended December	Amount
Three months ended December 31, 2016	$245,000
Year Ended December 31, 2017	799,000
Year Ended December 31, 2018	541,000
Year Ended December 31, 2019	85,000
$1,670,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017. If the Partnership should expire with a portfolio of active leases, the General Partner will assume ownership of the remaining active leases and any associated debt obligation for the duration of the remaining lease term.

The following lists the components of the net investment in direct financing leases:
	September 31, 2015	December 31, 2015
Total minimum lease payments to be received	$29,000	$42,000
Estimated residual value of leased equipment (unguaranteed)	7,000	7,000
Less: unearned income	(3,000)	(5,000)
Initial direct costs finance leases	-	-
Net investment in finance leases	$33,000	$44,000

We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The following is a schedule of future minimum rentals on non-cancelable direct financing leases at September 30, 2016:
Amount
Three months ended December 31, 2016	$4,000
2017	14,000
2018	8,000
2019	3,000
Total	$29,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017. If the Partnership should expire, the General Partner will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation for the duration of the remaining lease term.

4. Related Party Transactions

Receivables/Payables

During the nine months ended September 30, 2016, there were no CCC cash contributions paid to the Partnership or forgiveness of payables owed to it.  During the nine months ended September 30, 2015, CCC forgave approximately $45,000 of payables owed to it by the Partnership, made capital contributions of equipment and finance leases of approximately $11,000 and cash contributions to the Partnership of approximately $8,000.

As of September 30, 2016 and 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2016	2015
Reimbursable expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2016 and 2015, no other LP expense was charged to the Partnership.	$57,000	$49,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2016, all prepaid equipment acquisition fees were earned by the General Partner. For the nine months ended September 30, 2016 approximately $2,000 of acquisition fees earned from operating leases was waived by the General Partner.	$-	$-
Equipment management fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charges by and independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2016 and 2015, equipment management fees of approximately $38,000 and $20,000 were earned but were waived by the General Partner, respectively.
	$-	$-
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contribution and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation of resale fees is paid to unaffiliated parties.  For the nine months ended September 30, 2016 and 2015, approximately $200 and $1,000 of equipment liquidation fees were waived by the General Partner, respectively.
	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.  For the nine months ended September 30, 2016 and 2015, approximately $200 and $15,000 of debt placement fees were earned but were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2016	December 31, 2015
Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,916, including interest, with final payment in May 2016	$-	$10,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $377 to $1,140, including interest, with final payment in November 2016	1,000	10,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,740, including interest, with final payment in December 2016	3,000	11,000
Installment notes payable to bank; interest ranging from 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	4,000	11,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $227 to $239, including interest, with final payment in February 2017	4,000	9,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	1,000	1,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	4,000	8,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,650, including interest, with final payment in June 2017	5,000	10,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $868, including interest, with final payment in July 2017	9,000	16,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $5,133, including interest, with final payment in July 2017	20,000	34,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $305, including interest, with final payment in August 2017	1,000	2,000
Installment note payable to bank; interest at 3.98% due in monthly installments of $8,544, including interest, with final payment in August 2017	92,000	165,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $280 to $685, including interest, with final payment in September 2017	5,000	8,000
Installment notes payable to bank; interest at 4.85% due in quarterly installments of $1,751, including interest, with final payment in September 2017	7,000	12,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $598, including interest, with final payment in October 2017	3,000	5,000
Installment note payable to bank; interest ranging from 4.85% to 4.88% due in monthly installments ranging from $1,058 to $2,087, including interest, with final payment in October 2017	63,000	105,000
Installment note payable to bank; interest at 6.00% due in monthly installments ranging from $84 to $880, including interest, with final payment in November 2017	8,000	16,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $832, including interest, with final payment in January 2018	5,000	7,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $764, including interest, with final payment in January 2018	12,000	18,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $479, including interest, with final payment in February 2018	17,000	25,000
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $207 to $278, including interest, with final payment in March 2018	8,000	11,000
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $228 to $597, including interest, with final payment in April 2018	10,000	15,000
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $392 to $2,098, including interest, with final payment in June 2018	25,000	35,000
Installment note payable to bank; interest at 4.99% due in quarterly installments of $1,350, including interest, with final payment in June 2018	9,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $361 to $6,707, including interest, with final payment in July 2018	54,000	80,000
Installment note payable to bank; interest at 3.98% due in monthly installments of $10,321, including interest, with final payment in August 2018	227,000	313,000
Installment note payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $534, including interest, with final payment in September 2018	8,000	11,000
Installment note payable to bank; interest ranging from 4.23% to 4.37% due in quarterly installments ranging from $270 to $56,553, including interest, with final payment in October 2018	524,000	672,000
Installment note payable to bank; interest at 6.00% due in monthly installments ranging from $105 to $394, including interest, with final payment in November 2018	8,000	11,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $350 to $352, including interest, with final payment in November 2018	6,000	-
Installment note payable to bank; interest at 4.98% due in monthly installments of $5,937, including interest, with final payment in December 2018	151,000	198,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $162 to $378, including interest, with final payment in August 2019	11,000	14,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $6,928, including interest, with final payment in December 2019	249,000	301,000
	$1,554,000	$2,157,000

The notes are secured by specific equipment with a carrying value of approximately $2,136,000 as of September 30, 2016 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2016 are as follows:

Amount
Three months ended December 31, 2016	$205,000
Year ended December 31, 2017	747,000
Year ended December 31, 2018	519,000
Year ended December 31, 2019	83,000
$1,554,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000. The Partnership’s portion of the current loan amount at September 30, 2016 was approximately $29,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $17,000.  The carrying value of the secured equipment under finance leases is approximately $32,000.

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017. If the Partnership should expire with a portfolio of active leases, the General Partner will assume the obligation related to the remaining notes payable for the duration of the remaining lease term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net (loss) income are as follows:

Nine months ended September 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$627,000	$163,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2016	2015
Capital Contribution - equipment contribution from CCC	$-	$4,000
Capital Contribution - finance lease contribution from CCC	$-	$7,000
Debt assumed in connection with purchase of equipment	$24,000	$1,462,000
Forgiveness of related party payables recorded as a capital contribution	$-	$45,000
Accrual for purchase of lease equipment funded in October	$-	$51,000

During the nine months ended September 30, 2016 and 2015, the Partnership wrote-off fully amortized acquisition fees of approximately $8,000 and $4,000, respectively.

7. Commitments and Contingencies

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of Commonwealth Income & Growth Fund V (“CIGF5”) and Commonwealth Income & Growth Private Fund III (“CIGPF3”) (Collectively referred to as the “Funds”), filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants, at the advice and recommendation of their personal financial advisors, purchased limited partnership units in CIGF5 between February 2005 and February 2006 and in CIGPF3 between April 2005 and February 2007.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction and therefore the Respondents have in turn filed a complaint against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  The Claimants withdrew its complaint with FINRA. The Respondents dismissed the compliant in Federal court given the withdrawal of the FINRA claim.

On September 28, 2016, 23 investors, in addition to the original Claimants (the “Florida Claimants”) filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the “Original Complaint”).  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards (“Amended Complaint’). The Respondents’ counsel believes the allegations in the Amended Complaint fail to meet procedural requirements and are without merit, including the lapse of the statute of limitations on certain claims. The Respondents intend to file a motion to dismiss.  Management believes that resolution of the matter will not result in any adverse financial impact to the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 12% year-over-year from new business volume in September 2015. Volume was up 22% month-to-month from $7.7 billion in August. Year to date, cumulative new business volume decreased 4% compared to 2015.

ELFA President and CEO Ralph Petta said, "September new business volume was strong, showing the first double-digit increase in many months. Perhaps the Fed's decision to keep interest rates low has contributed to this favorable environment for equipment investment by businesses. The uncertainty caused by the upcoming Presidential election, which has acted as a drag on overall economic growth and low capital spending for most of this year, seems to have waned- at least in the short term. It will be interesting to see if this scenario continues into the final quarter.”

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

REVENUE RECOGNITION

Through September 30, 2016, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2016 and 2015 was approximately $1,000 and $4,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2016 were cash provided by operating activities of approximately $21,000, cash proceeds from the sale of equipment of approximately $7,000 and payments received from finance leases of approximately $13,000.  This compares to the nine months ended September 30, 2015 where our primary sources of cash were cash provided by operating activities of approximately $257,000, cash proceeds from the sale of equipment of approximately $34,000, payments received from finance leases of approximately $9,000 and cash contributions from CCC of approximately $8,000.
Our primary use of cash for the nine months ended September 30, 2016 was for the purchase of new equipment of approximately $30,000.  Our primary uses of cash for the nine months ended September 30, 2015 were for the purchase of new equipment of approximately $296,000 and the purchase of finance leases of approximately $10,000.
For the nine months ended September 30, 2016, cash was provided by operating activities of approximately $21,000, which includes net loss of approximately $35,000 and depreciation and amortization expenses of approximately $669,000.  Other non-cash activities included in the determination of net income were direct payments of lease income by lessees to banks of approximately $627,000.
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

At September 30, 2016, cash was held in one bank account maintained at one financial institution with a balance of approximately $19,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2016, the total cash bank balance was as follows:

At September 30, 2016	Balance
Total bank balance	$19,000
FDIC insured	(19,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, interest rates, and distribution to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of September 30, 2016, we had future minimum rentals on non-cancelable leases of approximately $245,000 for the balance of the year ending December 31, 2016 and approximately $1,425,000 thereafter.  As of September 30, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $4,000 for the balance of the year ending December 31, 2016 and approximately $25,000 thereafter.

As of September 30, 2016, our non-recourse debt was approximately $1,554,000, with interest rates ranging from 1.60% through 6.00% and will be payable through December 2019. During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000. The Partnership’s portion of the current loan amount at September 30, 2016 was approximately $29,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $17,000.  The carrying value of the secured equipment under finance leases is approximately $32,000.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

Our cash from operations is expected to continue to be adequate to cover all operating expenses and liabilities during the next 12-month period. The General Partner continues to suspend limited partner distributions for the nine months ended September 30, 2016.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

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

In an effort to increase cash flow, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions during the three months ended September 30, 2016. The General Partner and CCC also waived certain fees owed to them by the Partnership in an effort to further support the Partnership.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Lease Revenue

Lease revenue increased to approximately $249,000 for the three months ended September 30, 2016, from $207,000 for the three months ended September 30, 2015. This increase was primarily due to an increase in the number and size of active leases generating lease revenue for the Partnership.

The Partnership had 105 and 103 active operating leases that generated lease revenue of approximately $249,000 and $207,000 during the three months ended September 30, 2016 and 2015, respectively.  Management does not expect to acquire new leases as the Partnership’s operational phase ended on December 31, 2015.

Sale of Equipment

For the three months ended September 30, 2016, the Partnership had no equipment sales.  For the three months ended September 30, 2015, the Partnership sold equipment with net book value of approximately $26,000 for a net gain of approximately $7,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. Operating expenses were approximately $12,000 and $7,000 for the three months ended September 30, 2016 and 2015, respectively.  This change is primarily due to an increase in accounting fees and financial reporting expenses as a result of a change in software used for SEC electronic filing of approximately $3,000 and investor service expenses of approximately $3,000.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were approximately $221,000 and $184,000, respectively.  As the number of active leases held by the Partnership increases, depreciation and amortization expense is expected to increase.  As the number of active leases held by the Partnership increased, depreciation and amortization expense increased as well.  The increase in depreciation and amortization expense is consistent with the increase in active leases and equipment acquisitions.

Net Loss

For the three months ended September 30, 2016, we recognized revenue of approximately $250,000 and expenses of approximately $253,000, resulting in net loss of approximately $3,000.  For the three months ended September 30, 2015, we recognized revenue of approximately $214,000 and expenses of approximately $195,000, resulting in net income of approximately $19,000.  This change in net loss is primarily due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Lease Revenue

Lease revenue increased to approximately $757,000 for the nine months ended September 30, 2016, from $399,000 for the nine months ended September 30, 2015. This increase was primarily due to an increase in the size of active leases generating lease revenue for the Partnership.

The Partnership had 113 and 114 active operating leases that generated lease revenue of approximately $757,000 and $399,000 during the nine months ended September 30, 2016 and 2015, respectively.  Management does not expect to acquire new leases as the Partnership’s operational phase ended on December 31, 2015.

Sale of Equipment

For the nine months ended September 30, 2016, the Partnership sold equipment held under operating leases with net book value of approximately $6,000, for a net gain of approximately $1,000.  For the nine months ended September 30, 2015, the Partnership sold equipment with net book value of approximately $26,000 for a net gain of approximately $8,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses increased to approximately $63,000 for the nine months ended September 30, 2016, compared to $53,000 for the nine months ended September 30, 2015.  This change is primarily due to an increase in accounting fees and financial reporting expenses of approximately $9,000 as a result of a change in software used for SEC electronic filing.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 were approximately $669,000 and $371,000, respectively.  The increase in depreciation and amortization expense is consistent with the increase in active leases and equipment acquisitions.

Net Loss

For the nine months ended September 30, 2016, we recognized revenue of approximately $760,000 and expenses of approximately $795,000, resulting in a net loss of approximately $35,000.  For the nine months ended September 30, 2015, we recognized revenue of approximately $410,000 and expenses of approximately $437,000, resulting in net loss of approximately $27,000.  This change in net income is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of Commonwealth Income & Growth Fund V (“CIGF5”) and Commonwealth Income & Growth Private Fund III (“CIGPF3”) (Collectively referred to as the “Funds”), filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants, at the advice and recommendation of their personal financial advisors, purchased limited partnership units in CIGF5 between February 2005 and February 2006 and in CIGPF3 between April 2005 and February 2007.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction. The Respondents filed a complaint on December 23, 2015, against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  The Claimants withdrew its complaint with FINRA on July 27, 2016.  On August 1, 2016, the Respondents were granted voluntary dismissal in Federal court given the withdrawal of the FINRA claim.

On September 28, 2016, 23 investors, in addition to the original Claimants (the “Florida Claimants”) filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the “Original Complaint”).  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards (“Amended Complaint’). The Respondents’ counsel believes the allegations in the Amended Complaint fail to meet procedural requirements and are without merit, including the lapse of the statute of limitations on certain claims. The Respondents intend to file a motion to dismiss.  Management believes that resolution of the matter will not result in any adverse financial impact to the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  Ms. Springsteen-Abbott has appealed the NAC Decision to the SEC.   While a decision is on appeal with the SEC, the sanctions for disgorgement and fines are not enforced against the individual.  The bar took effect on August 23, 2016.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer