Form 10-Q
period 2017-09-30
COMMONWEALTH INCOME & GROWTH FUND IV
filed 2017-11-14
CIK 1141615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 or

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

 FORM 10-Q
SEPTEMBER 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund IV
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash	$34,154	$19,091
Lease income receivable, net of reserve of approximately $6,000 at September 30, 2017 and December 31, 2016	12,042	13,154
Other receivables	41,590	16,172
Refundable deposits	1,130	1,130
	88,916	49,547

Net investment in finance leases	20,286	29,808

Equipment, at cost	3,319,287	3,643,063
Accumulated depreciation	(2,083,555)	(1,669,525)
	1,235,732	1,973,538

Equipment acquisition costs, net of accumulated amortization of approximately $6,000 and $11,000 at September 30, 2017 and December 31, 2016, respectively	136	2,582

Total Assets	$1,345,070	$2,055,475

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$79,407	$80,788
Accounts payable, CIGF, Inc., net	193,671	218,395
Accounts payable, Commonwealth Capital Corp., net	221,414	298,960
Other accrued expenses	10,992	18,910
Unearned lease income	36,403	21,798
Notes payable	756,317	1,348,830
Total Liabilities	1,298,204	1,987,681

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	45,866	66,794
Total Partners' Capital	46,866	67,794
Total Liabilities and Partners' Capital	$1,345,070	$2,055,475

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Lease	$224,070	$248,983	$699,668	$757,208
Interest and other	341	557	1,329	2,167
Gain on sale of equipment	-	-	-	590
Total revenue and gain on sale of equipment	224,411	249,540	700,997	759,965

Expenses
Operating, excluding depreciation and amortization	8,192	11,877	62,068	62,551
Interest	10,280	19,240	37,509	63,937
Depreciation	190,963	220,088	595,500	664,229
Amortization of equipment acquisition costs and deferred expenses	588	1,357	2,446	4,640
Loss on sale of equipment	26,070	-	24,402	-
Total expenses	236,093	252,562	721,925	795,357

Net loss	$(11,682)	$(3,022)	$(20,928)	$(35,392)

Net loss allocated to Limited Partners	$(11,682)	$(3,022)	$(20,928)	$(35,392)

Net loss per equivalent Limited Partnership unit	$(0.02)	$(0.00)	$(0.03)	$(0.05)

Weighted average number of equivalent Limited Partnership units outstanding during the period	747,925	747,925	747,925	747,925

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	747,925	$1,000	$66,794	$67,794
Net loss	-	-	-	(20,928)	(20,928)
Balance, September 30, 2017	50	747,925	$1,000	$45,866	$46,866

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund IV
Condensed Statements of Cash Flow
(unaudited)
	Nine months ended
	September 30,
	2017	2016

Net cash (used in) provided by operating activities	$(113,571)	$20,851

Cash flows from investing activities
Capital expenditures	-	(30,174)
Payments received from finance leases	10,729	12,966
Net proceeds from sale of equipment	117,905	7,173
Net cash provided by (used in) investing activities	128,634	(10,035)

Net increase in cash	15,063	10,816

Cash, beginning of the period	19,091	4,152

Cash, end of the period	$34,154	$14,968

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

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow). If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2017. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the nine months ended September 30, 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash

At September 30, 2017, cash was held in one bank account maintained at one financial institution with a balance of approximately $38,000.  Bank accounts are federally insured up to $250,000 by the FDIC.  At September 30, 2017, the total cash bank balance was as follows:

At September 30, 2017	Balance
Total bank balance	$38,000
FDIC insured	(38,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts and interest rates.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2017.

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

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2017 and 2016, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently.  Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016 was approximately $0 and $1,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2017 was approximately $726,000 and is included in the Partnership’s equipment on its balance sheet. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2017 was approximately $5,000 and is included in the Partnership’s notes payable on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2017 was approximately $2,244,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2017 was approximately $10,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2017:

For the period ended December	Amount
Three months ended December 31, 2017	$189,000
Year Ended December 31, 2018	541,000
Year Ended December 31, 2019	85,000
$815,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is set to expire on December 31, 2017. If the Partnership should expire with a portfolio of active leases, the General Partner will assume ownership of the remaining active leases and any associated debt obligation for the duration of the remaining lease term.

Finance Leases

The following lists the approximate components of the net investment in direct financing leases:

	September 30, 2017	December 31, 2016
Total minimum lease payments to be received	$14,000	$25,000
Estimated residual value of leased equipment (unguaranteed)	7,000	7,000
Less: unearned income	(1,000)	(2,000)
Net investment in finance leases	$20,000	$30,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancelable direct financing leases at September 30, 2017:
Amount
Three months ended December 31, 2017	$3,000
2018	8,000
2019	3,000
Total	$14,000

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is scheduled to commence its wind down process on December 31, 2017. If the Partnership should expire, the General Partner will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation for the duration of the remaining lease term.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2017 and December 31, 2016, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2017	2016

Reimbursable Expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2017 and 2016, no “Other LP” expense was charged to the Partnership.	$58,000	$ 57,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2017	December 31, 2016
Installment note payable to bank; interest ranging from 3.68% due in monthly installments of $822, including interest, with final payment in February 2017	-	2,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $227 to $239, including interest, with final payment in February 2017	-	1,500
Installment note payable to bank; interest at 4.23% due in quarterly installments of $264, including interest, with final payment in March 2017	-	500
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,327, including interest, with final payment in April 2017	-	3,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $1,650, including interest, with final payment in June 2017	-	3,000
Installment note payable to bank; interest at 1.60% due in monthly installments of $868, including interest, with final payment in July 2017	-	6,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $5,133, including interest, with final payment in July 2017	-	15,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $305, including interest, with final payment in August 2017	-	1,000
Installment note payable to bank; interest at 3.98% due in monthly installments of $8,544, including interest, with final payment in August 2017	-	67,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $280 to $685, including interest, with final payment in September 2017	-	4,000
Installment note payable to bank; interest at 4.85% due in quarterly installments of $1,751, including interest, with final payment in September 2017	-	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $598, including interest, with final payment in October 2017	500	2,000
Installment notes payable to bank; interest ranging from 4.85% to 4.88% due in monthly installments ranging from $1,058 to $2,087, including interest, with final payment in October 2017	5,000	50,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $84 to $880, including interest, with final payment in November 2017	500	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $832, including interest, with final payment in January 2018	2,000	4,000
Installment note payable to bank; interest at 4.85% due in monthly installments of $764, including interest, with final payment in January 2018	3,000	10,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $479, including interest, with final payment in February 2018	6,000	14,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $207 to $278, including interest, with final payment in March 2018	2,500	6,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $228 to $597, including interest, with final payment in April 2018	4,500	9,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $392 to $2,098, including interest, with final payment in June 2018	11,000	21,000
Installment note payable to bank; interest at 4.99% due in quarterly installments of $1,350, including interest, with final payment in June 2018	4,000	8,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $361 to $6,707, including interest, with final payment in July 2018	27,000	47,000
Installment note payable to bank; interest at 3.98% due in monthly installments of $10,321, including interest, with final payment in August 2018	111,000	200,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $208 to $534, including interest, with final payment in September 2018	4,000	7,000
Installment notes payable to bank; interest ranging from 4.23% to 4.37% due in quarterly installments ranging from $270 to $56,553, including interest, with final payment in October 2018	298,000	469,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $105 to $394, including interest, with final payment in November 2018	4,000	7,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments ranging from $350 to $352, including interest, with final payment in November 2018	3,000	5,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $5,937, including interest, with final payment in December 2018	86,000	135,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $162 to $378, including interest, with final payment in August 2019	7,000	10,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $6,928, including interest, with final payment in December 2019	177,000	231,000
	$756,000	$1,349,000

The notes are secured by specific equipment with a carrying value of approximately $1,214,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.

Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2017 are as follows:

Amount
Three months ended December 31, 2017	$153,000
Year ended December 31, 2018	520,000
Year ended December 31, 2019	83,000
$756,000

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000. The Partnership’s portion of the current loan amount at September 30, 2017 was approximately $12,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating and finance leases at September 30, 2017 is approximately $2,000 and $19,000, respectively.

The Partnership’s operational phase officially ended on December 31, 2015 and the Fund is scheduled to commence its wind down process on December 31, 2017. If the Partnership should expire with a portfolio of active leases, the General Partner will assume the obligation related to the remaining notes payable for the duration of the remaining lease term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$593,000	$627,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2017	2016
Debt assumed in connection with purchase of equipment	$-	$24,000

During the nine months ended September 30, 2017 and 2016, the Partnership wrote-off fully amortized acquisition fees of approximately $8,000.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.7 billion, down 7% year-over-year from new business volume in September 2016. Volume was up 12% month-to-month from $7.8 billion in August. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and down from 1.50% in the same period in 2016. Charge-offs were 0.40%, down from 0.44% the previous month, and down from 0.46 in the year-earlier period. Credit approvals totaled 74% in September, down from 75.3% in August. Total headcount for equipment finance companies was up 16.5% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for October is 63.7, unchanged from September.

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

REVENUE RECOGNITION

Through September 30, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for both the six months ended September 30, 2017 and 2016 was approximately $0 and $1,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended September 30, 2017 were cash proceeds from the sale of equipment of approximately $118,000 and payments received from finance leases of approximately $11,000.  This compares to the nine months ended September 30, 2016 where our primary sources of cash were cash provided by operating activities of approximately $21,000, cash proceeds from the sale of equipment of approximately $7,000 and payments received from finance leases of approximately $13,000.

Our primary use of cash for the nine months ended September 30, 2017 was approximately 0.  Our primary use of cash for the nine months ended September 30, 2016 was for the purchase of new equipment of approximately $30,000.

For the nine months ended September 30, 2017, cash was used in operating activities of approximately $114,000, which includes net loss of approximately $21,000 and depreciation and amortization expenses of approximately $598,000.  Other non-cash activities included in the determination of net income were direct payments of lease income by lessees to banks of approximately $593,000. For the nine months ended September 30, 2016, cash was provided by operating activities of approximately $21,000, which includes net loss of approximately $35,000 and depreciation and amortization expenses of approximately $669,000.  Other non-cash activities included in the determination of net income were direct payments of lease income by lessees to banks of approximately $627,000.

At September 30, 2017, cash was held in one bank account maintained at one financial institution with a balance of approximately $38,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$38,000
FDIC insured	(38,000)
Uninsured amount	$-

The Partnership's deposits are fully insured by the FDIC. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts and interest rates.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of September 30, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $189,000 for the balance of the year ending December 31, 2017 and approximately $626,000 thereafter.  As of September 30, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $3,000 for the balance of the year ending December 31, 2017 and approximately $11,000 thereafter.

As of September 30, 2017, our non-recourse debt was approximately $756,000, with interest rates ranging from 1.60% through 6.00% and will be payable through December 2019. During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $52,000. The Partnership’s portion of the current loan amount at September 30, 2017 was approximately $12,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $2,000.  The carrying value of the secured equipment under finance leases is approximately $19,000.

Commonwealth Capital Corp., on our behalf and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

Our cash from operations is expected to continue to be adequate to cover all operating expenses and liabilities during the next 12-month period. The General Partner continues to suspend limited partner distributions for the nine month period ended September 30, 2017. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2017. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

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

In an effort to increase cash flow, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions during the nine months ended September 30, 2017. The General Partner and CCC also waived certain fees owed to them by the Partnership in an effort to further support the Partnership.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Lease Revenue

Lease revenue decreased to approximately $224,000 for the three months ended September 30, 2017, from $249,000 for the three months ended September 30, 2016. This decrease was primarily due to a decrease in the number and size of active leases generating lease revenue for the Partnership.

The Partnership had 78 and 105 active operating leases that generated lease revenue of approximately $224,000 and $249,000 during the three months ended September 30, 2017 and 2016, respectively.  Management does not expect to acquire new leases as the Partnership’s operational phase ended on December 31, 2015.

Sale of Equipment

For the three months ended September 30, 2017, the Partnership sold equipment with net book value of approximately $133,000 for a net loss of approximately $26,000.  For the three months ended September 30, 2016, the Partnership had no equipment sales.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. Operating expenses were approximately $8,000 and $12,000 for the three months ended September 30, 2017 and 2016, respectively.  This change is primarily due to a decrease in investor services expenses of approximately $3,000.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  Depreciation and amortization expenses for the three months ended September 30, 2017 and 2016 were approximately $192,000 and $221,000, respectively.

Net Loss

For the three months ended September 30, 2017, we recognized revenue of approximately $224,000 and expenses of approximately $236,000, resulting in net loss of approximately $12,000.  For the three months ended September 30, 2016, we recognized revenue of approximately $250,000 and expenses of approximately $253,000, resulting in net loss of approximately $3,000.  This change in net loss is primarily due to the changes in revenue and expenses as described above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Lease Revenue

Lease revenue decreased to approximately $700,000 for the nine months ended September 30, 2017, from $757,000 for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in the size of active leases generating lease revenue for the Partnership.

The Partnership had 98 and 113 active operating leases that generated lease revenue of approximately $700,000 and $757,000 during the nine months ended September 30, 2017 and 2016, respectively.  Management does not expect to acquire new leases as the Partnership’s operational phase ended on December 31, 2015.

Sale of Equipment

For the nine months ended September 30, 2017, the Partnership sold equipment held under operating leases with net book value of approximately $142,000, for a net loss of approximately $24,000.  For the nine months ended September 30, 2016, the Partnership sold equipment held under operating leases with net book value of approximately $6,000, for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. These expenses decreased to approximately $62,000 for the nine months ended September 30, 2017, compared to $63,000 for the nine months ended September 30, 2016.  This change is primarily due to a decrease in accounting fees and financial reporting expenses as a result of a change in software used for SEC electronic filing of approximately $5,000, a decrease in investor services expenses of approximately $3,000, a decrease in accounting fees of approximately $3,000 and a decrease in IT related expenses of approximately $3,000, partially offset by an increase in legal fees of approximately $13,000.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on equipment, including impairment charges, and amortization of equipment acquisition fees. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 were approximately $598,000 and $669,000, respectively.

Net Loss

For the nine months ended September 30, 2017, we recognized revenue of approximately $703,000 and expenses of approximately $724,000, resulting in a net loss of approximately $21,000.  For the nine months ended September 30, 2016, we recognized revenue of approximately $760,000 and expenses of approximately $795,000, resulting in a net loss of approximately $35,000.  This change in net income is primarily due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND IV
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer
Commonwealth Income & Growth Fund, Inc.

November 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer